Form 10-K
period 2023-12-31
Manulife Private Credit Fund
filed 2024-02-28
CIK 1988280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number 814-01664

MANULIFE PRIVATE CREDIT FUND

(Exact name of registrant as specified in its charter)

Delaware	92-3968552
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

197 Clarendon Street, Boston, Massachusetts 02116

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (617) 663-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Class NAV Common Shares of Beneficial Interest, par value $0.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 31, 2023, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).

The number of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of February 28, 2024 was 4,646,094.

CERTAIN DEFINITIONS

Unless indicated otherwise in this annual report on Form 10-K or the context requires otherwise, the terms “we,” “us,” “our,” and the “Fund” refer to Manulife Private Credit Fund. The terms “Adviser” and our “Investment Adviser” refers to Manulife Investment Management Private Markets (US) LLC, our investment adviser.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. We are externally managed by the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended, which is an indirect wholly-owned subsidiary of Manulife Financial Corporation (“Manulife”). Manulife does not have any obligation, contractual or otherwise, to financially support us beyond the Seed Contribution (as defined below) of certain of their affiliates. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of a global pandemic;

•	changes in the general interest rate environment;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with our Adviser and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Adviser to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our Adviser and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a business development company and as a regulated investment company under the Internal Revenue Code of 1986, as amended;

•	the impact on our business of U.S. and international financial reform legislation, rules and regulations;

•	the effect of changes in tax laws and regulations and interpretations thereof; and

•	the risks, uncertainties and other factors we identify under “Item 1A. Risk Factors” and elsewhere in this report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. This report contains forward-looking statements, which may relate to future events or our future performance or financial condition and involves numerous risks and uncertainties, including, but not limited to, those described or identified in the section entitled “Item 1A. Risk Factors” and elsewhere in this report. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we may file with the Securities and Exchange Commission (“SEC”) in the future, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I

Item 1. Business.

Overview

Manulife Private Credit Fund was formed on February 8, 2023, as a Delaware statutory trust, and commenced operations on July 17, 2023. We are an externally managed, diversified closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), on October 3, 2023 (the date of the Fund’s election to be regulated as a BDC under the 1940 Act is referred to herein as the “BDC Election Date”). In addition, we have elected to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”), and intend to maintain our qualification as a RIC annually thereafter.

We are a non-exchange traded, perpetual-life BDC, meaning our common shares of beneficial interest (“Common Shares”) are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold by the BDC on a continuous monthly basis at a price equal to the BDC’s monthly net asset value (“NAV”) per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their Common Shares on a quarterly basis at NAV, but we are not obligated to offer to repurchase any shares in any particular quarter in our discretion.

Our investment objectives are to maximize the total return to our shareholders in the form of current income and, to a lesser extent, capital appreciation. The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities) typically created by a club of lenders, as well as related equity investments in companies in which loans have been made by the Fund to middle-market companies. The club of lenders is generally a small group of investment firms.

Common Shares of the Fund will be offered and sold in private placement transactions pursuant to certain exemptions of the Securities Act of 1933, as amended (the “Securities Act”), and the laws of the states and jurisdictions where any offering is made. The Fund is only offered to “accredited investors” within the meaning of Regulation D under the Securities Act, non-U.S. investors within the meaning of Regulation S under the Securities Act, and other investors eligible to invest in a private placement. The Fund offers one class of its Common Shares – the Class NAV shares.

On July 17, 2023, Manulife (International) Limited and Manufacturers Life Reinsurance Limited (collectively, the “Sponsors”) invested an aggregate of approximately $41.2 million in the Fund (the “Seed Contribution”). The Sponsors received an aggregate of approximately 2.1 million shares of the Fund at $20.00 per share, which represented all the issued and outstanding Class NAV shares of the Fund on that date. Immediately following the closing of the Seed Contribution (the “Initial Closing”), the Fund entered into a purchase agreement with John Hancock Funding Company, LLC (“JH Funding”) to acquire an initial seed portfolio of assets which consisted of approximately $50 million in total par value of senior loan investments, including both funded loans and unfunded commitments (the “Seed Assets”). Prior to the BDC Election Date, we have conducted our investment activities and operations pursuant to the exclusion from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act.

The Adviser

We are externally managed by the Adviser, Manulife Investment Management Private Markets (US) LLC, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Adviser is an indirect wholly-owned subsidiary of Manulife, a Canadian-based global financial services group, as discussed below. John Hancock Life Insurance Company (U.S.A.) (“John Hancock”) is also an indirect wholly-owned subsidiary of Manulife. Subject to the overall supervision of the Board of Trustees (the “Board” or “Board of Trustees”), a majority of the members of which are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), and in accordance with the 1940 Act, the Adviser manages the day-to-day operations of and provides investment advisory and management services to the Fund pursuant to the terms of an investment advisory agreement (the “Investment Advisory Agreement”). Under the terms of the Investment Advisory Agreement, the Adviser (i) determines the composition of the Fund’s portfolio, the nature and timing of the changes to the Fund’s portfolio, and the manner of implementing such changes, (ii) identifies, evaluates, and negotiates the structure of the investments it makes (including performing due diligence on its prospective portfolio investments), (iii) closes, monitors and administers the investments it makes, including the exercise of any voting or consent rights, (iv) when and where applicable, restructures investments it makes, and (v) determines the investments and other assets that it purchases, retains or sells.

The Adviser also provides various administrative, accounting and legal services, including treasury, valuation, and portfolio and cash management services, to the Fund pursuant to a services agreement with the Fund (the “Service Agreement”). Also, pursuant to a separate service level agreement between the Adviser and John Hancock Investment Management LLC (“JHIM”) (the “Service Level Agreement”), JHIM is responsible for providing certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. Pursuant to the Service Agreement, the Adviser shall determine, subject to Board approval, the expenses to be reimbursed by the Fund, including an overhead allocation. Under the Service Level Agreement, the Adviser pays JHIM compensation on an at-cost basis. The payments under the Service Agreement and the Service Level Agreement are not intended to provide a profit to the Adviser or JHIM. Instead, the Adviser provides the services under the Service Agreement because it also provides advisory services under the Investment Advisory Agreement.

Manulife’s equity real estate, commercial mortgage loans and bonds, subordinated real estate debt, private placement debt, mezzanine, private equity, leveraged senior loan, oil and gas, timber and farmland investment activities are collectively branded as Manulife Investment Management Private Markets. U.S. equity real estate, commercial mortgage loan, subordinated real estate debt, private placement and public debt, mezzanine, private equity, and leveraged senior loan investment advisory services are principally offered to third parties through the Adviser. The Adviser is an independent investment advisory firm specializing in the management of a variety of types of investment funds. As of December 31, 2023, the Adviser had approximately $49 billion in assets under management.

The Adviser is a Delaware limited liability company, located at 197 Clarendon Street, Boston, MA, 02116. The officers and directors of the Adviser are primarily comprised of United States-based employees of John Hancock. The Adviser does not have employees. The Adviser’s officers and directors each serve in a dual capacity as officers and/or board members of the Adviser, as well as officers and/or employees of John Hancock and/or one or more of its affiliates. In addition, employees of John Hancock or its affiliates provide support services to the Adviser under a services agreement with John Hancock (which has a services agreement with one or more affiliated companies). Investment management-decision makers are all officers of the Adviser. The Adviser bears the cost of these intercompany service arrangements.

Investment Objectives and Strategy

Overview

Our investment objectives are to maximize the total return to our shareholders in the form of current income and, to a lesser extent, capital appreciation. When identifying prospective portfolio investments, we focus primarily on the attributes set forth below under “Investment Process”, which we believe will help us generate higher total returns with an acceptable level of risk. There can be no assurance that the Fund will achieve its investment objectives.

Under normal circumstances, we invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in senior loans. Senior loans include directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities) typically created by a club of lenders. The Adviser generally invests in senior loans of private middle-market U.S. companies. The Adviser considers a private company to be one that does not issue publicly traded securities. In describing this business, generally the term “middle-market” refers to companies with approximately $5 million to $100 million of EBITDA, which the Adviser believes is a useful proxy for cash flow, but the Fund may invest in loans of companies of any size or capitalization. The Fund may also make investments and acquire securities in connection with senior loans, including equity co-investments. Equity co-investments in which the Fund may invest are typically small investments in a direct or indirect parent company of the borrower. Senior loans do not include commercial mortgage loans (including subordinated real estate mezzanine financing). The Fund will only invest in loans and commitments that are determined to be below investment-grade, based on credit quality, as determined by the Adviser, at the time of purchase. The Fund will only invest in loans that are sourced by the U.S.-based personnel of the Adviser or its affiliates including the Senior Loan Finance Group of John Hancock. The Adviser typically expects to employ a buy-and-hold strategy. The Fund may invest in loans either by transacting directly at the initial funding date or acquiring loans in secondary market transactions. The Fund’s commitments in connection with a portion of the loans in which it invests may be unfunded.

The Fund may invest in loans secured by substantially all of the assets of the borrower and the other loan parties (subject to customary exceptions), including a pledge of the equity of the borrower and its subsidiaries. While real property is not a primary source of collateral, occasionally mortgages are part of the collateral package of a loan that the Fund may invest in if the borrower owns particularly valuable real property. The Fund may also invest in subordinated debt obligations. The Fund may also invest in ancillary liquid assets, including investing up to 10% of the Fund’s total assets primarily in cash or cash equivalent instruments, for the purposes of maintaining liquidity for the Fund’s share repurchase program. The Fund has formed two wholly-owned subsidiaries, Manulife Private Credit Subsidiary Fund LLC and Manulife Private Credit Fund SPV, LLC, and may from time to time form additional subsidiaries and utilize such wholly-owned subsidiaries, for a variety of purposes including tax compliance.

The Fund will not invest in mortgage bonds, agricultural mortgages, equity ground leases, construction loans, mortgage-backed or asset backed securities or pools, public or private investment funds (except funds for cash management purposes), mortgage loan participations, or preferred equity financing. The Fund will not lend to borrowers that are determined to be directly involved in the following industries: (i) upstream and midstream oil and gas; (ii) power and infrastructure; or (iii) project finance. The Fund will not participate in transactions issued pursuant to Rule 144A under the Securities Act.

The Adviser undertakes a comprehensive due diligence process, which includes a credit review and internal loan rating process, as well as review of loan terms and collateral. In assessing investments, the Adviser will assess whether such investments offer attractive risk-adjusted returns and diversified exposures.

If we change our 80% test, we will provide shareholders with at least 60 days’ advance notice of such change.

As a BDC, at least 70% of our assets must be the type of “qualifying” assets listed in Section 55(a) of the 1940 Act, as described herein, which are generally privately-offered securities issued by U.S. private or thinly-traded companies. We may also invest up to 30% of our portfolio opportunistically in “non-qualifying” portfolio investments, such as investments in non-U.S. companies. Most of our investments will be in loans of private U.S. companies, but (subject to compliance with a BDC’s requirement to invest at least 70% of its assets in private U.S. companies) we also expect to invest to some extent in loans of Canadian and other non-U.S. companies.

The first lien, senior secured loans and senior secured bonds in which we expect to invest generally have stated terms of five to seven years, and the subordinated debt investments that we expect to make (to a lesser extent) generally have stated terms of up to nine years, but the expected average life of such securities is generally two to four years. However, we may invest in loans and securities with any maturity or duration. The Fund will only invest in loans and commitments that are determined to be below investment-grade, based on credit quality, as determined by the Adviser, at the time of purchase. Our debt investments may be rated by a nationally recognized statistical ratings organization (“NRSRO”) and, in such case, will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Services, Inc. or lower than “BBB-” by S&P Global Ratings), which are also referred to as “non-investment grade bonds.”

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, the issuance of debt securities, repurchase agreement transactions, the issuance of collateralized loan obligations (“CLOs”) and other forms of financial indebtedness. Our borrowings may be made directly by us or through one or more wholly owned special purpose financing vehicles holding assets that are used as collateral for such financings. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings, as well as the risks of such borrowings compared to our investment outlook. We may also use leverage in the form of the issuance of preferred shares (“Preferred Shares”), but do not currently intend to do so, or by using reverse repurchase agreements or similar transactions and derivatives, including credit default swaps. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including Preferred Shares, if any, borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock).

The Fund intends to make quarterly distributions of net investment income. Any distributions we make will be at the discretion of our Board, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the RIC requirements, which generally require us to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. As a result, distributions to shareholders cannot be assured, and the amount of each quarterly distribution is likely to vary.

We intend to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to defer distribution of taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. It is possible, although not intended, that distributions could exceed net investment income and net short-term and long-term capital gain, resulting in a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to shareholders after the end of the calendar year.

Our investments are subject to a number of risks. See “Item 1A. Risk Factors”

Investment Process

As set forth above, under normal circumstances, we invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in senior loans.

The Adviser’s investment professionals have developed a well-honed investment process, the core elements of which include sourcing transactions from its long-standing relationships with financial sponsors across John Hancock’s Private Equity and Credit (“PE&C”) platform, independent and rigorous due diligence, intensive investment analysis, and active portfolio monitoring. The Senior Loan Investment Committee (the “Investment Committee”) of the Adviser intends to continue utilizing this same investment process in executing senior debt transactions for the Fund.

Sourcing

The Adviser’s financing opportunities are sourced from a variety of different channels, including new private equity sponsor relationships, existing PE&C relationships, lenders and investment banks, and provide the Fund with differentiated investment opportunities.

Investment Evaluation and Risk Management

The Adviser has a disciplined and consistent approach to portfolio construction. The Adviser’s strategic credit focus is to build a diversified portfolio of senior secured loans for the Fund. Such financings typically support acquisitions, recapitalizations, and refinancings of private companies owned by private equity firms. A diversified portfolio of investments helps minimize exposure to any single issuer, industry, geography or common owner (i.e., equity sponsor). Investments are assessed primarily on the sustainability of the borrower’s underlying operating cash flow and fundamental credit attributes with additional consideration provided to the underlying valuation of the borrower.

•

Sustainability of Cash Flow – the Adviser determines the appropriateness of a borrower’s proposed indebtedness depending on the level and forecasted stability of the borrower’s underlying EBITDA and, ultimately, cash flow.

•

Credit Attributes – the Adviser seeks to make investments for the Fund in borrowers with attractive credit attributes, including: meaningful market share, proprietary product or differentiated service offering, identifiable and sustainable competitive advantage, diversified customer, supplier and geographic profiles, relatively stable historical financial performance, and experienced management. The Adviser makes such investments mainly in borrowers that operate in relatively stable industries that are not susceptible to technological obsolescence, consumer fads, or highly cyclical demand unless significant tangible asset coverage or other compelling structural considerations exist. Proposed transactions typically align with multiple desired credit attributes, including diversification, value proposition, operating history, industry dynamics and debt service capacity.

•

Evidence-Based Decision Making – the Adviser takes an evidenced-based approach to risk mitigation as identified credit risks must be addressed with factors that can be verified with supporting information.

•

Valuation – the Adviser considers the potential recovery on a particular investment based on an assessment of the borrower’s enterprise value, private equity sponsorship, potential access to the capital markets, and balance sheet dynamics (i.e., accounts receivable, inventory and PP&E). Volume of M&A activity in a given industry along with consistency of valuation multiples across cycles are additional considerations.

Emphasis is placed on businesses in industries in which the sponsor has deep knowledge and successful prior investment experience. Businesses that can be improved or repositioned and thereby made more valuable, through operational initiatives, are evaluated in concert with the demonstrated functional expertise of the financial sponsor. Such value creation levers may include:

•	sales and marketing augmentation

•	development or refinement of strategic plans

•	lean implementation

•	adoption of strategic pricing initiatives

•	management upgrades

•	completion of tuck-in acquisitions

The Adviser also seeks to manage risk by limiting investment in companies with the following attributes: significant customer/supplier concentrations; a single product line; immature industries; high level of regulation; start-ups; and high turnarounds.

More specifically, the Adviser seeks to employ the following general guidelines for senior secured loan investments:

•

Commitment Size – ultimately dependent upon the number of accounts under management and the relative investment appetite within such accounts, in the aggregate, with the ultimate intention of maintaining substantial diversity within each account managed.

•	Security – includes the borrower’s assets including any subsidiary’s stock and a pledge of borrower’s stock.

•	Total Debt / Capitalization – generally up to 60-70% of transaction value.

•

Financial Covenants – typically one or more of the following: maximum total debt to EBITDA, minimum fixed charge coverage, minimum total interest coverage, minimum EBITDA and maximum capital expenditures.

•	At least nominal amortization (1% per annum) and excess cash flow recapture provisions.

A dedicated team of originators remains involved with the underwriting team to assist in the investment process as financing opportunities move through the credit approval system. Typically, the Investment Committee undertakes a comprehensive due diligence process of each potential investment opportunity, which includes a credit review and internal loan rating process, as well as review of loan terms, collateral, merits, risks and research conducted. The investment personnel may also evaluate such information to reach the investment conclusion. In assessing investments, the Investment Committee and investment personnel will form a comprehensive understanding of the company’s competitive advantages and the opportunities and risks. The Investment Committee, or investment personnel, then assesses whether such investments offer attractive risk-adjusted returns and diversified exposures. The oversight provided by the Investment Committee members is designed to ensure that due diligence on the potential acquisition is comprehensive and appropriately focused.

Post-Investment Performance Monitoring

The originators who assist in the due diligence process also monitor and remain involved after initial investment with the ongoing loan management. The Adviser believes that this dual expertise allows for investments to be monitored by those most knowledgeable about the business and the industry. In addition, the Adviser and the investment personnel closely monitor the portfolio to ensure that each position still represents an attractive investment, including by evaluating financial performance of investments and monitoring management capabilities. In this regard, the Adviser continues to review and evaluate investment fundamentals and performance, current and expected cash flows, credit attributes and other relevant events. At the portfolio level, the investment personnel ensure that the overall risk profile, diversification and positioning is consistent with the Fund’s objectives.

Private Offering of Common Shares

We expect to conduct a continuous private offering of our Common Shares (the “Private Offering”) in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. Common Shares will generally be offered as of the first business day of each month (the “Purchase Date”). A completed application in good order must be received by SS&C Technologies, Inc. (“SS&C”), the transfer agent of the Fund, at least five business days in advance of the Purchase Date. The Fund or SS&C may also request additional documentation from the investor in order to verify the identity of the investors as required under various laws including the USA Patriot Act of 2001 and Common Shares of the Fund will not be purchased until this verification is complete. If the Fund and SS&C are unable to complete the verification before the Purchase Date, the investors’ funds will be held in a non-interesting bearing account by SS&C and the purchase of the Common Shares will then be made on the Purchase Date of the following calendar month. In such case, the price per share at which your order is executed may be different than the price per share for the month in which you submitted your purchase order. However, if the Fund and SS&C are unable to complete the verification within 30 business days of receipt of a completed application, the purchase of Common Shares will be rejected and the funds in the amount of the purchase will be returned to the investor. An investor who becomes a common shareholder in the Fund will be bound by the terms of our certificate of trust, our agreement and declaration of trust (as amended, restated, or modified from time to time, the “Declaration of Trust”), or our bylaws (collectively, with our certificate of trust and the Declaration of Trust, as each may be amended from time to time, the “Organizational Documents”).

The Board may discontinue accepting purchases on a monthly basis at any time. All purchases are subject to the receipt of cleared funds three business days prior to the Purchase Date in the full amount of the purchase. Although the Fund may accept, in its sole discretion, a purchase prior to receipt of cleared funds, an investor may not become a Shareholder until cleared funds have been received. The Fund reserves the right to reject any purchase of Common Shares and the Adviser may, in its sole discretion, suspend the offer of Common Shares at any time.

We are initially offering one class of our Common Shares – the Class NAV shares, $0.01 par value per share – and may offer additional classes of our Common Shares in the future. We and the Adviser may apply for exemptive relief from the SEC that, if granted, would permit us to issue multiple classes of shares of our Common Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date in our discretion (the “Multi-Class Exemptive Relief”). We have not yet applied for the Multi-Class Exemptive Relief, and there is no assurance that such relief would be granted.

All shares are sold at the most recently calculated net asset value per share as of the date on which the purchase is accepted. The minimum initial investment in Common Shares offered in the Private Offering is $25,000, after which additional investments must be in increments of $10,000. The Fund may accept investments for a lesser amount under certain circumstances at its sole discretion. The minimum subsequent investment amount does not apply to purchases of Common Shares made under any dividend reinvestment plan. In addition, the Placement Agent (as defined below), which is an affiliate of the Adviser, may elect to accept smaller investments in its discretion.

Each prospective investor in the Private Offering will be required to represent that it (i) is an “accredited investor” as defined in Rule 501(a) of Regulation D (an “accredited investor”) under the Securities Act or, in the case of offers and sales outside of the United States to a prospective investor that is not an accredited investor, is not a “U.S. person” in accordance with Regulation S under the Securities Act, and (ii) is acquiring the Common Shares purchased by it for investment and not with a view to resale or distribution.

We will endeavor to take all reasonable actions to avoid interruptions in the continuous Private Offering. Although the Common Shares in the Private Offering are being sold under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act, there can be no assurance that we will not need to suspend our Private Offering for various reasons, including but not limited to regulatory review from the SEC and various state regulators, to the extent applicable.

We may also offer Class NAV shares to certain feeder vehicles, which may be sponsored by an affiliate of the Adviser or sponsored by nonaffiliated entities, primarily created to hold our Class NAV shares, which in turn offer interests in themselves to investors. Such feeder vehicles may have additional costs and expenses, which would be disclosed in connection with the offering of their interests.

Prior to an initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (an “Exchange Listing”), if any, investors may sell, offer for sale, agree to sell, exchange, transfer, assign, pledge, hypothecate, grant any option to purchase or otherwise dispose of or agree to dispose of, in any case whether directly or indirectly (each, a “Transfer”) their Common Shares provided that the transferee, as applicable, satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti-money laundering and other applicable laws. No Transfer will be effectuated except by registration of the Transfer on the Fund’s books. Each transferee must agree to be bound by all obligations as an investor in the Fund.

Following an IPO or Exchange Listing, if any, investors may be restricted from selling or transferring their Common Shares for a certain period of time by applicable securities laws or contractually by a lock-up agreement with the underwriters of the IPO or otherwise.

Purchase Price and Fees

We intend to sell our Common Shares at an offering price that we believe reflects the NAV per Common Share, as determined in accordance with the Adviser’s valuation policies and procedures. The Board has approved the Adviser’s valuation policies and procedures, is responsible for overseeing its application and has designated the Adviser as the Fund’s valuation designee under Rule 2a-5 under the 1940 Act. In connection with the monthly closings of the Private Offering, the Board has delegated to the Adviser the authority to conduct such closings.

Each issuance of Common Shares will be subject to the limitations of Section 23(b) under the 1940 Act, which generally prohibits the Fund from issuing Common Shares at a price below the then-current NAV of the Common Shares as determined within 48 hours, excluding Sundays and holidays, of such issuance (taking into account any investment valuation adjustments from the latest quarterly valuation date in accordance with the Adviser’s valuation policy), subject to certain exceptions. We reserve the right, in our sole discretion and at any time, to sell Common Shares to investors subscribing after the Initial Closing date of the Private Offering at a price set above the NAV per share based on a variety of factors in order to fairly allocate initial offering, organizational and other expenses to such investors. This is a “best efforts” offering, which means that John Hancock Investment Management Distributors LLC, the Fund’s placement agent for the Private Offering and affiliate of the Adviser (the “Placement Agent”), will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the Private Offering.

We have entered into a placement agent agreement with the Placement Agent, pursuant to which the Placement Agent has agreed to, among other things, manage our relationships with third-party brokers engaged by the Placement Agent to participate in the distribution of Common Shares, which we refer to as “participating brokers,” and financial advisors. The Placement Agent also coordinates our marketing and distribution efforts with participating brokers and their registered representatives with respect to communications related to the terms of the offering, our investment strategies, material aspects of our operations and subscription procedures.

No upfront sales load or shareholder servicing or distribution fees will be paid with respect to the Class NAV shares.

If the Fund and the Adviser apply for the SEC Multi-Class Exemptive Relief and such relief is granted, the Fund would be permitted to offer multiple classes of shares and impose varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees. Sales loads and other fees imposed on certain classes of shares, if any, may be less than the sales load and other fees for other classes of shares, which may cause returns between classes to differ from one another. We have not yet applied for the Multi-Class Exemptive Relief, and there is no assurance that such relief would be granted.

The Adviser may pay additional compensation, out of its own funds and not as an additional charge to the Fund or investors, to selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, for the purpose of introducing a selling agent to the Fund and/or promoting the recommendation of an investment in the Common Shares. Such payments made by the Adviser may be based on the aggregate purchase price of investors in the Fund as determined by the Adviser. The amount of these payments is determined from time to time by the Adviser and may be substantial.

The purchase of our Common Shares is intended to be a long-term investment. We do not intend, and are not obligated by our Organizational Documents, to list our Common Shares on a national securities exchange. Until such time as the Board may, in its sole discretion, determine to cause the Fund to conduct a “Liquidity Event”, the Fund will remain a privately offered BDC and, in its commercially reasonable judgment, will conduct quarterly repurchases of its Common Shares. A Liquidity Event is defined as including (1) an IPO or other Exchange Listing, or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Fund’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Adviser or an affiliate thereof. The decision to cause the Fund to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and the Fund’s portfolio composition. The ability of the Fund to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of the Fund’s portfolio and prevailing market conditions at the time.

Share Repurchase Program

We do not intend to list our Common Shares on a securities exchange and we do not expect there to be a public market for our shares. As a result, your ability to sell your shares will be limited. We currently do not intend to offer to repurchase shares at any time during the first two years of operations of the Fund.

Beginning no earlier than the first quarter of 2026, we intend to commence a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to quarterly tender offers using a purchase price equal to the NAV per share as of the last business day of the applicable quarter (the “Valuation Date”). You may tender all of the Common Shares that you own. In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.

We will offer to repurchase shares on such terms as may be determined by our Board of Trustees in its complete and absolute discretion unless, in the judgment of the Board of Trustees, such repurchases would not be in the best interests of our shareholders or would violate applicable law. There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that you request to have repurchased. If we do not repurchase the full amount of your shares that you have requested to be repurchased, or we determine not to make repurchases of our shares, you will likely not be able to dispose of your shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Shareholders will not pay a fee to us in connection with our repurchase of shares under the share repurchase program.

The Fund will repurchase shares from shareholders pursuant to written tenders on terms and conditions that the Board of Trustees determines to be fair to the Fund and to all shareholders. When the Board of Trustees determines that the Fund will repurchase shares, notice will be provided to shareholders describing the terms of the offer, containing information shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Repurchases will be effective after receipt and acceptance by the Fund of eligible written tenders of shares from shareholders by the applicable repurchase offer deadline. Other than as stated above, the Fund does not intend to impose any charges in connection with repurchases of shares. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

The majority of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for share repurchases, we may maintain a marginal amount of liquidity, including up to 10% of our total assets invested primarily in cash or equivalent instruments. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations we have not established any limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the company as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Fund as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.

In the event that any shareholder fails to maintain the minimum balance of $25,000 of our shares, we may repurchase all of the shares held by that shareholder at the repurchase price in effect on the date that the shareholder has failed to meet the minimum balance. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV.

Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. The Adviser intends to take measures, subject to policies as may be established by our Board of Trustees, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares.

Dividend Reinvestment Plan

Pursuant to the Dividend Reinvestment Plan (“DRP”) established by the Fund, each shareholder will automatically be a participant under the DRP and have all income distributions, whether dividend distributions or capital gains distributions, automatically reinvested in additional Common Shares. Election not to participate in the DRP and to receive all income distributions, whether dividend distributions or capital gains distributions, in cash may be made by notice to a shareholder’s intermediary (who should be directed to inform the Fund). A shareholder is free to change this election at any time. If, however, a shareholder elects to change its election within 95 days prior to a distribution, the request will be effective only with respect to distributions after the 95-day period. A shareholder whose Common Shares are registered in the name of a nominee (such as an intermediary) must contact the nominee regarding its status under the DRP, including whether such nominee will participate on such shareholder’s behalf as such nominee will be required to make any such election. Shareholders should contact their intermediary or the DRP administrator, SS&C, at (844) 292-8018, to obtain additional information, or with any questions, about the DRP.

Generally, for U.S. federal income tax purposes, shareholders receiving Common Shares under the DRP will be treated as having received a distribution equal to amount payable to them in cash as a distribution had the shareholder not participated in the DRP.

Common Shares will be issued pursuant to the DRP at their NAV determined on the next valuation date following the ex-dividend date (the last date of a dividend period on which an investor can purchase Common Shares and still be entitled to receive the dividend). There is no sales load or other charge for reinvestment. A request for change of participation/non-participation status in the DRP must be received by the Fund within the above timeframe to be effective for that dividend or capital gain distribution. The Fund may terminate the DRP at any time upon written notice to the participants in the DRP. The Fund may amend the DRP at any time upon 30 days’ written notice to the participants. Any expenses of the DRP will be borne by the Fund.

Potential Market Opportunity

Manulife believes that the U.S. middle market is an attractive target market, in terms of its size, investment opportunities and the trends supporting private equity ownership and BDC investment within the space. Manulife believes that middle market companies (roughly defined as those with $5 million to $250 million of EBITDA, with Manulife’s focus on those companies with $5 million to $100 million of EBITDA) are scaled to a sufficient size to enable durable business models and strong management teams but are still small enough to offer substantial prospects for growth and operational improvement. Additionally, many middle market companies reside beneath the size threshold of larger, more traditional lenders, offering less competitively pursued investment opportunities. Further, the significant private equity capital committed to the market makes it possible for an established, experienced capital provider to construct a high-quality middle market portfolio, producing a potentially attractive risk-adjusted return.

Co-Investment Exemptive Relief

The Fund is subject to certain regulatory restrictions in negotiating certain investments with entities with which it may be restricted from doing so under the 1940 Act, such as the Adviser and its affiliates, unless it obtains an exemptive order from the SEC. The Fund, the Adviser and certain of its affiliates have received a Co-Investment Exemptive Order (the “Co-Investment Exemptive Order”) from the SEC to permit co-investment with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the Co-Investment Exemptive Order, the Fund will be permitted to co-invest with affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching of the Fund or shareholders by any person concerned and (2) the transaction is consistent with the interests of shareholders and is consistent with the Fund’s investment objective and strategies.

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle-market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Adviser and its affiliates.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have and may not be subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us.

Management Agreements

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, the Adviser is responsible, subject to the supervision of the Board, for formulating a continuing investment program for the Fund. Under the Investment Advisory Agreement, the Fund pays the Adviser fees for investment management services consisting of a management fee (the “Management Fee”), commencing on and after the BDC Election Date, and an incentive fee (the “Incentive Fee”), commencing on and after October 3, 2024.

Under the terms of the Investment Advisory Agreement, the Adviser (i) determines the composition of its portfolio, the nature and timing of the changes to the Fund’s portfolio, and the manner of implementing such changes, (ii) identifies, evaluates, and negotiates the structure of the investments it makes (including performing due diligence on its prospective portfolio investments), (iii) closes, monitors and administers the investments it makes, including the exercise of any voting or consent rights, (iv) when and where applicable, restructures investments it makes, and (v) determines the investments and other assets that it purchases, retains or sells.

Compensation of Adviser

We pay the Adviser a fee for its services under the Investment Advisory Agreement consisting of two components: the Management Fee and the Incentive Fee. The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the shareholders.

The Adviser may agree to temporarily or permanently waive, in whole or in part, the Management Fee and/or the Incentive Fee. From time to time, the Adviser may defer or waive rights to be reimbursed for expenses.

Management Fee

Commencing on and after the BDC Election Date, the Management Fee is calculated at an annual rate of 1.25% of the value of the Fund’s monthly net assets. The Management Fee will be payable monthly in arrears. For the avoidance of doubt, no Management Fee shall be paid for any period occurring prior to the BDC Election Date. For these purposes, “net assets” means the Fund’s total assets less liabilities determined on a consolidated basis in accordance with generally accepted accounting principles in the United States (“GAAP”). For the first calendar month in which the Fund has operations, net assets will be measured as the beginning net assets as of the Initial Closing.

For a two-year term, beginning on the BDC Election Date and ending on October 3, 2025, the Adviser has contractually agreed to reduce its Management Fee to an annual rate of 1.00% of the value of the Fund’s monthly net assets (the “Management Fee Waiver”). The Management Fee Waiver is not revocable during its term and amounts waived pursuant to the Management Fee Waiver will not be subject to any right of future recoupment in favor of the Adviser.

Incentive Fee

The Incentive Fee commences on and after October 3, 2024 and consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our realized capital gains, each as described below. In the case of a liquidation of the Fund, or if the Investment Advisory Agreement is terminated, the Incentive Fee will also become payable as of the effective date of liquidation or termination.

Incentive Fee Based on Income

The first part of the Incentive Fee, referred to as the “Incentive Fee on Income,” is based on “Pre-Incentive Fee Net Investment Income Returns.” Pre-Incentive Fee Net Investment Income Returns means, as the context requires, either the dollar value of, or percentage rate of return on, the value of net investment income, which will include interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the month, minus our operating expenses accrued for the month (including the Management Fee, any fee waiver or expense limitation by the Adviser, expenses payable under the Service Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee on Income and any shareholder servicing and/or distribution fees).

Pre-Incentive Fee Net Investment Income Returns include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with payment-in-kind interest and zero coupon securities), accrued income that has not yet been received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.

The Incentive Fee on Income will be calculated and accrued on a monthly basis while being determined and payable in arrears as of the end of each calendar quarter beginning on and after the commencement of the first calendar quarter following October 3, 2024. With respect to the Fund, the Incentive Fee on Income is earned on Pre-Incentive Fee Net Investment Income Returns and compared to a “hurdle rate” of return of 1.50% per quarter (6.00% annualized) and for each calendar quarter will be calculated as follows:

(i) No Incentive Fee on Income will be payable in any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter, or 6.00% annualized, based on the Fund’s average beginning monthly net assets for the applicable quarterly payment period;

(ii) 100% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.715% (6.86% annualized) of the average beginning monthly net assets of the Fund for the applicable quarterly payment period. This portion of Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.715%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Adviser with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.715% in any calendar quarter and

(iii) 12.5% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.715% (6.86% annualized) of the Fund’s average beginning monthly net assets for the applicable quarterly payment period. This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Adviser.

These calculations will be pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

The following is a graphical representative of the Incentive Fee on Income calculation pursuant to the Investment Advisory Agreement:

Pre-Incentive Fee Net Investment Income Returns

(expressed as a percentage of the value of net assets)

0%	1.50% (6.0% annualized)	1.715% (6.86% annualized)
← 0% g	← 100% g	← 12.5% g

Percentage of Pre-Incentive Fee Net Investment Income Returns Allocated to Quarterly Incentive Fee

You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

Incentive Fee Based on Capital Gains

The second component of the Incentive Fee, referred to as the Incentive Fee on Capital Gains, is determined and payable at the end of each calendar year in arrears commencing with the end of the first calendar year after October 3, 2024. The amount payable equals:

(i) 12.5% of cumulative realized capital gains net of cumulative realized capital losses and cumulative unrealized capital depreciation commencing from October 3, 2024 through the end of such calendar year, less the aggregate amount of any previously paid Incentive Fee on Capital Gains as calculated in accordance with GAAP.

Each year, the fee paid for the Incentive Fee on Capital Gains is net of the aggregate amount of any previously paid Incentive Fee on Capital Gains for all prior periods. The Fund will accrue, but will not pay, an Incentive Fee on Capital Gains with respect to unrealized appreciation because an Incentive Fee on Capital Gains would be owed to the Adviser if the Fund was to sell the relevant investment and realize a capital gain. In no event will the Incentive Fee on Capital Gains payable pursuant to this Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

Any of the fees payable to the Adviser under the Investment Advisory Agreement for any partial period will be appropriately prorated.

The Adviser is under no obligation to repay any Incentive Fees previously paid by the Fund.

Examples of Quarterly Incentive Fee Calculation

Example 1 — Incentive Fee on Pre-Incentive Fee Net Investment Income Returns for each quarter

Scenarios expressed as a percentage of net asset value at the beginning of the quarter	Scenario 1	Scenario 2	Scenario 3
Pre-Incentive Fee Net Investment Income Returns for the quarter	1.49%	1.69%	1.84%
Catch up incentive fee (maximum of 0.215%)	0%	0.19%	0.215%
Split incentive fee (12.5% above 1.715%)	0%	0%	0.016%

Net Investment income	1.49%	1.50%	1.609%

Scenario 1 — Incentive Fee on Income

Pre-Incentive Fee Net Investment Income Returns do not exceed the 1.50% quarterly hurdle rate, therefore there is no catch up on Pre-Incentive Fee Net Investment Income Returns.

Scenario 2 — Incentive Fee on Income

Pre-Incentive Fee Net Investment Income Returns fall between the 1.50% quarterly hurdle rate and 1.715%, therefore the Incentive Fee on Income is 100% of the Fund’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns that exceeds the hurdle rate but is less than a rate of return of 1.715%.

Scenario 3 — Incentive Fee on Income

Pre-Incentive Fee Net Investment Income Returns exceed the 1.50% quarterly hurdle rate and a rate of return of 1.715%. Therefore, the hurdle rate is reached and the catch-up is achieved. This ultimately provides an Incentive Fee on Income which represents 0.215% catch-up and 12.5% of Pre-Incentive Fee Net Investment Income Returns over 1.715%.

Example 2 — Incentive Fee on Capital Gains

Assumptions

Year 1:	No net realized capital gains or losses

Year 2:	11.79% realized capital gains and 2.63% realized capital losses and unrealized capital depreciation; capital gain incentive fee = 12.5% × (realized capital gains for year computed net of all realized capital losses and unrealized capital depreciation at year end)

Year 1 Incentive Fee on Capital Gains	= 12.5% × (0)

= 0

= No Incentive Fee on Capital Gains

Year 2 Incentive Fee on Capital Gains	= 12.5% × (11.79% –2.63)%

= 12.5% × 9.16%

= 1.145%

Certain Terms of the Investment Advisory Agreement

The Investment Advisory Agreement has been approved by the Board. The Investment Advisory Agreement has an initial term that expires two years after the Fund has commenced investment operations. Thereafter, the Investment Advisory Agreement will continue in effect from year to year if its continuance is approved annually by either the Board or the vote of a majority of the outstanding shares of the Fund, respectively, provided that, in either event, the continuance also is approved by a majority of the Independent Trustees by vote cast at a meeting called for the purpose of voting on such approval.

The Investment Advisory Agreement is terminable without penalty, on 60 days’ prior written notice by the Board, by vote of a majority of the outstanding shares of the Fund, or by the Adviser. The Investment Advisory Agreement also provides that it will terminate automatically in the event of its “assignment” (as defined in the 1940 Act).

The Investment Advisory Agreement provides that, in the absence of willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations to the Fund, the Adviser and any trustee, officer, member or employee thereof, or any of their affiliates, executors, heirs, assigns, successors or other legal representatives, will not be liable to the Fund, for any error of judgment, for any mistake of law or for any act or omission by such person in connection with the performance of services under the Investment Advisory Agreement. The Investment Advisory Agreement also provides for indemnification, to the fullest extent permitted by law, by the Fund of the Adviser, or any Trustee, member, officer or employee thereof, and any of their affiliates, executors, heirs, assigns, successors or other legal representatives, against any liability or expense to which such person may be liable which arises in connection with the performance of services to the Fund, as the case may be, provided that the liability or expense is not incurred by reason of the person’s willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations to the Fund.

Board Approval of the Investment Advisory Agreement

The Board held a meeting to consider and approve the Investment Advisory Agreement and related matters. The Board was provided the information it requires to consider the Investment Advisory Agreement, including, to the extent applicable and available: (a) the nature, quality and extent of the advisory and other services to be provided to the Fund by the Adviser; (b) comparative data with respect to advisory fees or similar expenses paid by other registered closed-end investment companies with similar investment objectives; (c) the Fund’s projected operating expenses and expense ratio compared to registered closed-end investment companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Adviser from its relationship with the Fund and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Adviser and its affiliates; (g) the Adviser’s practices regarding the selection and compensation of brokers that may execute the Fund’s portfolio transactions and the brokers’ provision of brokerage and research services to the Adviser; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

The Board, including a majority of Independent Trustees, oversees and monitors the investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation the Fund pays to the Adviser to determine that the provisions of the Investment Advisory Agreement are carried out.

Service Agreement

Pursuant to the Service Agreement, the Adviser is responsible for providing, at the expense of the fund, various administrative, accounting and legal services, including treasury, valuation and portfolio and cash management services, to the Fund. Pursuant to the Service Level Agreement, JHIM is responsible for providing certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. Pursuant to the Service Agreement, the Adviser shall determine, subject to Board approval, the expenses to be reimbursed by the Fund, including an overhead allocation. Under the Service Level Agreement, the Adviser pays JHIM compensation on an at-cost basis. The payments under the Service Agreement and Service Level Agreement are not intended to provide a profit to the Adviser or JHIM. Instead, the Adviser provides the services under the Service Agreement because it also provides advisory services under the Investment Advisory Agreement. The reimbursement shall be calculated and paid monthly in arrears.

The Adviser is not liable for any error of judgment or mistake of law or for any loss suffered by the Fund in connection with the matters to which the Service Agreement relates, except losses resulting from willful misfeasance, bad faith or negligence by the Adviser in the performance of its duties or from reckless disregard by the Adviser of its obligations under the Agreement.

The Service Agreement has an initial term of two years, and continues thereafter so long as such continuance is specifically approved at least annually by a majority of the Board and a majority of the Independent Trustees. The Fund or the Adviser may terminate the Service Agreement at any time without penalty on 60 days’ written notice to the other party. The Service Agreement may be amended by mutual written agreement of the parties, without obtaining shareholder approval. The terms of the Service Level Agreement provide that it will remain in effect as long as and only to the extent that the Service Agreement remains in effect.

Payment of Expenses

We have contracted with SS&C to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Adviser, maintaining accounting and corporate books and records, recording investment and shareholder transactions, preparing and reviewing bank account reconciliations and maintaining the dividend reinvestment plan.

All personnel of the Adviser, when and to the extent engaged in providing investment advisory services under the Investment Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, shall be provided and paid for by the Adviser or its affiliates and not by the Fund.

The Fund, either directly or through reimbursement to the Adviser under the Service Agreement (as described above), shall bear all other costs and expenses of its operations and transactions not specifically assumed by the Adviser pursuant to the Investment Advisory Agreement.

From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

The Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Fund’s systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that the Fund shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion.

Expense Limitation and Reimbursement Agreement

The Fund has entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Adviser which expires on October 3, 2025 (the “Limitation Period”). The Adviser and the Fund may extend the Limitation Period for a period of one year on an annual basis. Pursuant to the Expense Limitation Agreement, the Adviser has agreed that it will pay, absorb or reimburse the Fund’s aggregate monthly Expenses (as defined below) on the Fund’s behalf (which, for the avoidance of doubt, may include any Expenses incurred prior to the effective date of the Investment Advisory Agreement) (each such payment, absorption or reimbursement, a “Required Expense Payment”), to ensure that the Fund’s aggregate monthly Expenses during the Limitation Period do not exceed the annual rate of 0.50% of its monthly net assets (the “Expense Cap”). For any month in which the Fund’s aggregate monthly Expenses exceed the Expense Cap, the Adviser will make a Required Expense Payment to the extent necessary to eliminate such excess. The Adviser may also directly pay expenses on behalf of the Fund and waive reimbursement under the Expense Limitation Agreement. For purposes of the Expense Limitation Agreement, “Expenses” means all the expenses of the Fund, excluding (a) advisory and incentive fees; (b) interest expense, (c) taxes, (d) portfolio brokerage commissions, (e) litigation and indemnification expenses and other extraordinary expenses not incurred in the ordinary course of the business of the Fund, (f) short dividends and (g) cashiering or other investment servicing fees.

Determination of Net Asset Value

The net asset value per share of the Fund’s outstanding Common Shares is determined monthly (or more frequently as needed) by dividing the value of total assets minus liabilities by the total number of Common Shares outstanding at the date as of which the determination is made.

The Fund is required to report its investments for which current market values are not readily available at fair value. The Board has designated the Fund’s Adviser as the valuation designee to perform fair value functions for the Fund in accordance with the Adviser’s valuation policies and procedures. As valuation designee, the Adviser will determine the fair value, in good faith, of securities and other assets held by the Fund for which market quotations are not readily available and, among other things, will assess and manage material risks associated with fair value determinations, select, apply and test fair value methodologies, and oversee and evaluate pricing services and other valuation agents used in valuing the Fund’s investments. The Adviser is subject to Board oversight and reports to the Board information regarding the fair valuation process and related material matters. The Adviser carries out its responsibilities as valuation designee through its Pricing Committee.

The Fund will follow ASC Topic 820 for measuring fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair values are determined with models or other valuation techniques, valuation inputs, and assumptions market participants would use in pricing an asset or liability. Valuation inputs are organized in a hierarchy that gives the highest priority to prices for identical assets or liabilities quoted in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of inputs in the fair value hierarchy are described below:

•	Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

•

Level 2: Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include: (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) inputs other than quoted prices that are observable for the asset or liability, and (iv) inputs that are derived principally from or corroborated by observable market data.

•	Level 3: Unobservable inputs for the asset or liability, and situations where there is little, if any, market activity for the asset or liability at the measurement date.

The inputs into the determination of fair value will be based upon the best available information under the circumstances at the time the NAV is calculated and may require significant management judgment or estimation. The fair valuations upon which the Fund calculates its month end net asset values may be subject to later adjustment based on information reasonably available at that time. Other adjustments may occur from time to time. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy will be based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety will require judgment, and will consider factors specific to the investment.

The Fund expects to assess the levels of the investments at each measurement date, and recognize transfers between levels on the measurement dates. Except for liquid, short-term investments, substantially all of the Fund’s investments, which will be measured at fair value, are expected to be categorized as Level 3 based upon the expected lowest level of significant input to the valuations.

Securities and other assets for which market quotes are not readily available are valued at fair value as determined in good faith by the Adviser. The Adviser has adopted methods for valuing securities and other assets in circumstances where market quotes are not readily available and has been designated by the Board as the party responsible for applying the valuation methods. In such circumstances, securities may not be priced on the basis of quotes from the primary market in which they are traded, but rather may be priced by another method that the Adviser believes accurately reflects fair value. Fair value pricing may require subjective determinations about the value of a security. Portfolio securities also may be fair valued by the Adviser’s Pricing Committee in certain instances pursuant to procedures established by the Adviser and adopted by the Board.

Senior loan investments are measured at fair value based on the present value of the expected cash flows of the loans. There are no quoted prices in active markets. Assumptions and inputs used in the valuation of senior loan investments include prepayment estimates, determination of the discount rate based on the risk-free interest rate adjusted for credit risk (including estimation of probability of default), liquidity and any other adjustments that the independent valuation firm believes that a third-party market participant would take into account in pricing a transaction. Senior loan investment valuations rely primarily on the use of significant unobservable inputs, including credit assumptions, which require significant judgment and, accordingly, are classified as Level 3.

Equity securities are generally valued at the last sale price or, for certain markets, the official closing price as of the close of the relevant exchange. Securities not traded on a particular day are valued using last available bid prices. A security that is listed or traded on more than one exchange is typically valued at the price on the exchange where the security was acquired or most likely will be sold. In certain instances, the Pricing Committee may determine to value equity securities using prices obtained from another exchange or market if trading on the exchange or market on which prices are typically obtained did not open for trading as scheduled, or if trading closed earlier than scheduled, and trading occurred as normal on another exchange or market. Equity securities traded principally in foreign markets are typically valued using the last sale price or official closing price in the relevant exchange or market, as adjusted by an independent pricing vendor to reflect fair value. On any day a foreign market is closed and the New York Stock Exchange (“NYSE”) is open, any foreign securities will typically be valued using the last price or official closing price obtained from the relevant exchange on the prior business day adjusted based on information provided by an independent pricing vendor to reflect fair value. Debt obligations are typically valued based on evaluated prices provided by an independent pricing vendor. The value of securities denominated in foreign currencies is converted into U.S. dollars at the exchange rate supplied by an independent pricing vendor.

The Pricing Committee engages in oversight activities with respect to pricing vendors, which includes, among other things, back-testing of pricing vendor prices against actual trades, conducting periodic due diligence meetings and reviews, and periodically reviewing the inputs, assumptions and methodologies used by these vendors. Nevertheless, market quotations, official closing prices, or information furnished by a pricing vendor could be inaccurate, which could lead to a security being valued incorrectly.

Application of valuation methodologies will involve a significant degree of judgment by management. Fair values of new investments or investments where an arm’s length transaction occurred in the same security is generally assumed to equal to their cost for up to three months after their initial purchase.

Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that may have been used had a ready market or observable inputs to exist for such investments and may differ materially from the values that may ultimately be received or settled. Further, such investments will generally be subject to legal and other restrictions, or otherwise will be less liquid than publicly traded instruments. If the Fund is required to liquidate a portfolio investment in a forced or liquidation sale, the Fund might realize significantly less than the value at which such investment will have been previously been recorded. The Fund’s investments will be subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Non-Exchange Traded, Perpetual-Life BDC

We are a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed for trading on a stock exchange or other securities market. We use the term “perpetual-life BDC” to describe an investment vehicle of indefinite duration, whose shares of beneficial interest are intended to be sold by the BDC on a continuous monthly basis at a price equal to the BDC’s monthly NAV per share. In our perpetual-life structure, we may offer investors an opportunity to repurchase their Common Shares on a quarterly basis at NAV, but we are not obligated to offer to repurchase any shares in any particular quarter in our discretion. We believe that our perpetual nature enables us to execute a patient and opportunistic strategy and be able to invest across different market environments. This may reduce the risk of the Fund being a forced seller of assets in market downturns compared to non-perpetual funds. While we may consider a Liquidity Event at any time in the future, we currently do not intend to undertake a Liquidity Event, and we are not obligated by our Organizational Documents or otherwise to effect a Liquidity Event at any time.

Emerging Growth Company

We are an “emerging growth company,” as defined by the JOBS Act. As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to, among other things, have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.

In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.

We will remain an emerging growth company until the earliest of:

•	the last day of our fiscal year in which the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement occurs;

•	the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion;

•	the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and

•	December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

We do not believe that being an emerging growth company will have a significant impact on our business or the Private Offering. As stated above, we have elected to opt-in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Adviser and we do not directly compensate our executive officers, or reimburse the Adviser or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Adviser, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Each of our executive officers described under “Item 10. Directors, Executive Officers and Corporate Governance” is a principal, officer or employee of the Adviser or its affiliates, which manages and oversees our investment operations. In the future, the Adviser may directly retain personnel based upon its needs.

Regulation as a BDC

We have elected to be regulated as a BDC under the 1940 Act and as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters, as described below. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them.

The 1940 Act also requires that a majority of our Board consist of persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our outstanding voting securities.

We will also generally not be able to issue and sell our Common Shares at a price per share, after deducting underwriting commissions and discounts, that is below our NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV of our Common Shares if the Board determines that such sale is in our best interests and the best interests of our shareholders, and our shareholders approve such sale. In addition, we may generally issue new shares of our Common Shares at a price below NAV per share in rights offerings to existing shareholders, in payment of dividends and in certain other limited circumstances.

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:

(1)

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:

(a)	is organized under the laws of, and has its principal place of business in, the United States;

(b)

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c)	satisfies any of the following:

(i)	does not have any class of securities that is traded on a national securities exchange;

(ii)	has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;

(iii)	is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or

(iv)	is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.

(2)	Securities of any Eligible Portfolio Company controlled by the Fund.

(3)

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

(4)

Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the Eligible Portfolio Company.

(5)	Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.

(6)	Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.

Significant Managerial Assistance

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments

Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.

Warrants, Options or Rights

Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.

Limitations on Leverage

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. Our initial shareholders have approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act, and such election became effective on the first day immediately after the date of such approval. Under the 1940 Act, to the extent that we issue any Preferred Shares, the shares will constitute a “senior security” for purposes of the 150% asset coverage test. In addition, while any senior securities remain outstanding, we will be required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We will also be permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities.

We have entered into an intercompany revolving promissory note agreement with JH Funding. The aggregate outstanding borrowings under the agreement with JH Funding for the Fund will not exceed $30 million. There were no borrowings during the period July 17, 2023 (commencement of operations) to December 31, 2023. We intend to establish one or more credit facilities and enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to be determined spreads over a specific reference rate. We cannot assure shareholders that we will be able to enter into a credit facility. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

Rule 18f-4 under the 1940 Act (the “Derivatives Rule”) provides special treatment for reverse repurchase agreements, similar financing transactions and unfunded commitment agreements. Specifically, a fund may elect whether to treat reverse repurchase agreements and similar financing transactions as “derivatives transactions” subject to the requirements of the Derivatives Rule or as senior securities equivalent to bank borrowings for purposes of Section 18 of the 1940 Act. In addition, a fund, may invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security, provided that: (i) the fund intends to physically settle the transaction; and (ii) the transaction will settle within 35 days of its trade date.

Code of Ethics

Each of the Fund and the Adviser has adopted a code of ethics under Rule 17j-1 of the 1940 Act (collectively the “Ethics Codes”). Rule 17j-1 and the Ethics Codes are designed to prevent unlawful practices in connection with the purchase or sale of securities by covered personnel (“Access Persons”). The Ethics Codes apply to the Fund and permit Access Persons to, subject to certain restrictions, invest in securities, including securities that may be purchased or held by the Fund. Under the Ethics Codes, Access Persons may engage in personal securities transactions, but are required to report their personal securities transactions for monitoring purposes. In addition, certain Access Persons are required to obtain approval before investing in initial public offerings, private placements or certain other securities. The Ethics Codes can be reviewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-202-551-8090. The Codes are available on the EDGAR database on the SEC’s website at www.sec.gov, and also may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549-0102.

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of a majority of our Independent Trustees. We have received the Co-Investment Exemptive Order from the SEC, which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser, with our co-investment affiliates. Under the terms of the Co-Investment Exemptive Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategy and any criteria established by our Board of Trustees.

Proxy Voting Policies and Procedures

On occasion, the Fund may receive notices or proposals from portfolio companies seeking the consent of or voting by holders (“proxies”). The Fund has delegated any voting of proxies in respect of security portfolio holdings to the Adviser to vote the proxies in accordance with the Adviser’s proxy voting guidelines and procedures. In general, the Adviser believes that voting proxies in accordance with the policies described below will be in the best interests of the Fund.

It is the Adviser’s policy that when the Adviser is given authority to vote proxies for any client account, the Adviser must have full discretion and authority to vote all proxies for that account. The Adviser does not accept partial voting authority nor does the Adviser accept instructions from others on how to vote on specific issues.

It is the Adviser’s policy to vote all proxies received on behalf of the Fund except in unusual circumstances. The Adviser may abstain from voting a proxy if the Adviser concludes that the effect on the Fund’s economic interests or the value of the portfolio holding is insignificant. The Adviser also may abstain from voting a proxy for cost reasons (e.g., costs associated with voting proxies of non-U.S. securities). In accordance with any applicable fiduciary duties, the Adviser would weigh the costs and benefits of voting proxy proposals relating to non-U.S. securities and make an informed decision with respect to whether voting a given proxy proposal is prudent. The Adviser’s decision would consider the expected effect that such vote, either by itself or together with other votes, would have on the value of the Fund’s investment and whether this expected effect would outweigh the cost of voting.

The Adviser recognizes that the potential for conflicts of interest could arise in situations where Adviser officers or related persons have material business relationships or material personal/family relationships with the subject company (or with a potential acquiring or target company in the case of a takeover proxy vote). To address these potential conflicts, the Adviser has proxy voting procedures reasonably designed to identify potential conflicts and a Proxy Voting Committee to address them. If a potential for conflict is identified, it is brought to the attention of the Proxy Voting Committee which uses reasonable efforts to determine what the conflict is by screening proxies against lists of companies with whom the Adviser may have a material business relationship and/or reviewing any material business relationships or material personal/family relationships of personnel involved in the proxy vote. The Proxy Voting Committee will decide how to vote the proxy in the best interests of the Fund and document their rationale.

You may obtain information about how the Fund voted the proxies for the Fund by making a written request for proxy voting information to: Adviser Compliance Office Manulife Investment Management Private Markets (US) LLC, 197 Clarendon Street, Boston, MA 02116 or by calling us at (617) 572-0693.

Privacy Principles

We are committed to maintaining the privacy of our shareholders and to safeguard their non-public personal information. The following information is provided to help shareholders understand what non-public personal information we collect, how we protect that information and why, in certain cases, we may share that information with select other parties.

We may collect non-public personal information about shareholders from our subscription agreements or other forms, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the nonpublic personal information that we collect from our shareholders or former shareholders, as described above, to our affiliates and service providers and as allowed by applicable law or regulation. Any party that receives this information from us is permitted to use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. We permit access only by authorized personnel who need access to that non-public personal information to provide services to us and our shareholders. We also maintain physical, electronic and procedural safeguards to protect your non-public personal information.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act imposes a wide variety of regulatory requirements on publicly held companies and their insiders. Many of these requirements affect us. For example:

•

pursuant to Rule 13a-14 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer will be required to certify the accuracy of the financial statements contained in our periodic reports;

•	pursuant to Item 307 of Regulation S-K, our periodic reports will be required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•

pursuant to Rule 13a-15 under the Exchange Act, our management will be required to prepare an annual report regarding its assessment of our internal control over financial reporting after we have been subject to the reporting requirements of the Exchange Act for a specified period of time and, starting from the date on which we cease to be an emerging growth company under the JOBS Act, must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm should we become an accelerated filer; and

•

pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our then-current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act.

Other

We will be periodically examined by the SEC for compliance with the 1940 Act and be subject to the periodic reporting and related requirements of the 1934 Act.

We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.

Exemption from Commodity Pool Operator Registration for the Adviser

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related CFTC regulations. The Adviser most recently claimed an exemption from registration as a “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us on July 19, 2023 (the “Exemption”) and, therefore, the Adviser is not subject to CFTC registration under the CEA as a commodity pool operator with respect to its management of us. The Adviser intends to affirm the Exemption on an annual basis.

Reporting Obligations and Available Information

We furnish our shareholders with annual reports containing audited financial statements, quarterly reports, and such other periodic reports as we determine to be appropriate or as may be required by law. We are required to comply with all periodic reporting, proxy solicitation and other applicable requirements under the Exchange Act.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports, as well as reports on Forms 3, 4 and 5 regarding directors, officers or 10% beneficial owners of us, filed or furnished pursuant to section 13(a), 15(d) or 16(a) of the Exchange Act, will be available to the public, free of charge, on the SEC’s public EDGAR website (which can be accessed at www.sec.gov) shortly after we file any such document electronically with, or furnish it to, the SEC.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of certain U.S. federal income tax considerations applicable to us and the purchase, ownership and disposition of our shares. This discussion does not purport to be complete or to deal with all aspects of U.S. federal income taxation that may be relevant to shareholders in light of their particular circumstances. Unless otherwise noted, this discussion applies only to U.S. shareholders that hold our shares as capital assets.

A “U.S. shareholder” is a beneficial owner of our shares that is for U.S. federal income tax purposes:

•	a citizen or individual resident of the United States;

•

a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;

•	an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or

•

a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

A “non-U.S. shareholder” is a beneficial owner of our shares that is not a U.S. shareholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds our shares, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold our shares should consult its tax advisors with respect to the purchase, ownership and disposition of such shares.

This discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change, or differing interpretations (possibly with retroactive effect). This discussion does not represent a detailed description of the U.S. federal income tax consequences relevant to special classes of taxpayers including financial institutions, insurance companies, investors in pass-through entities, U.S. shareholders whose “functional currency” is not the U.S. dollar, tax-exempt organizations, dealers in securities or currencies, traders in securities or commodities that elect mark to market treatment, or persons that will hold our shares as a position in a “straddle,” “hedge” or as part of a “constructive sale” for U.S. federal income tax purposes. In addition, this discussion does not address U.S. federal estate or gift taxes, the application of the Medicare tax on net investment income or the U.S. federal alternative minimum tax, or any tax consequences attributable to persons being required to accelerate the recognition of any item of gross income with respect to our shares as a result of such income being recognized on an applicable financial statement.

Tax matters are very complicated and the tax consequences to an investor of an investment in our shares will depend on the facts of their particular situation. Prospective investors should consult their tax advisors with regard to the U.S. federal tax consequences of the purchase, ownership, or disposition of our shares, as well as the tax consequences arising under the laws of any state, foreign country or other taxing jurisdiction.

The Fund has elected to be treated, and intends to qualify each taxable year thereafter, as a RIC under Subchapter M of the Code.

To qualify for the favorable tax treatment accorded to RICs under Subchapter M of the Code, the Fund must, among other things: (1) have an election in effect to be treated as a BDC under the 1940 Act at all times during each taxable year; (2) have filed with its return for the taxable year an election to be a RIC or have made such election for a previous taxable year; and (3) meet the gross income and asset diversification requirements described in the following paragraph.

To qualify as a RIC for income tax purposes, the Fund must derive at least 90% of its annual gross income from dividends, interest, payments with respect to securities loans, gains from the sale or other disposition of stock, securities or foreign currencies, or other income (including, but not limited to, gains from options, futures or forward contracts) derived with respect to its business of investing in stock, securities and currencies, and net income derived from an interest in a qualified publicly traded partnership. A “qualified publicly traded partnership” is a publicly traded partnership that meets certain requirements with respect to the nature of its income. To qualify as a RIC, the Fund must also satisfy certain requirements with respect to the diversification of its assets. The Fund must have, at the close of each quarter of the taxable year, at least 50% of the value of its total assets represented by cash, cash items, U.S. government securities, securities of other regulated investment companies, and other securities that, in respect of any one issuer, do not represent more than 5% of the value of the assets of the Fund nor more than 10% of the voting securities of that issuer. In addition, at those times not more than 25% of the market value (or fair value if market quotations are unavailable) of the Fund’s assets can be invested in securities (other than United States government securities or the securities of other regulated investment companies) of any one issuer, or of two or more issuers, which the Fund controls and which are engaged in the same or similar trades or businesses or related trades or businesses, or of one or more qualified publicly traded partnerships. If the Fund fails to meet the annual gross income test described above, the Fund will nevertheless be considered to have satisfied the test if (i) (a) such failure is due to reasonable cause and not due to willful neglect and (b) the Fund reports the failure, and (ii) the Fund pays an excise tax equal to the excess non-qualifying income. If the Fund fails to meet the asset diversification test described above with respect to any quarter, the Fund will nevertheless be considered to have satisfied the requirements for such quarter if the Fund cures such failure within 6 months and either (i) such failure is de minimis or (ii) (a) such failure is due to reasonable cause and not due to willful neglect and (b) the Fund reports the failure and pays an excise tax.

As a RIC, the Fund generally will not be subject to U.S. federal income tax on its investment company taxable income (as that term is defined in the Code, but without regard to the deductions for dividends paid) and net capital gain (the excess of net long-term capital gain over net short-term capital loss), if any, that it distributes in each taxable year to its shareholders; provided that it distributes at least the sum of 90% of its investment company taxable income and 90% of its net tax-exempt interest income for such taxable year. The Fund intends to distribute to its shareholders, at least annually, substantially all of its investment company taxable income, net tax-exempt interest income and net capital gain. In order to avoid incurring a nondeductible 4% U.S. federal excise tax obligation, the Code requires that the Fund distribute (or be deemed to have distributed) by December 31 of each calendar year an amount at least equal to the sum of (i) 98% of its ordinary income for such year, (ii) 98.2% of its capital gain net income (which is the excess of its realized net long-term capital gain over its realized net short-term capital loss), generally computed on the basis of the one-year period ending on December 31 of such year, after reduction by any available capital loss carryforwards and (iii) 100% of any ordinary income and capital gain net income from the prior year (as previously computed) that were not paid out during such year and on which the Fund paid no U.S. federal income tax.

If the Fund does not qualify as a RIC or fails to satisfy the 90% distribution requirement for any taxable year, subject to the opportunity to cure such failures under applicable provisions of the Code as described above, the Fund’s taxable income will be subject to corporate income taxes, and distributions from earnings and profits, including distributions of net capital gain (if any), will generally constitute ordinary dividend income for U.S. federal income tax purposes. To the extent so designated by the Fund, such distributions generally would be eligible (i) to be treated as qualified dividend income in the case of individual and other noncorporate shareholders and (ii) for the dividends received deduction (“DRD”) in the case of corporate shareholders. In addition, in order to requalify for taxation as a RIC, the Fund may be required to recognize unrealized gains, pay substantial taxes and interest, and make certain distributions.

For U.S. federal income tax purposes, distributions paid out of the Fund’s current or accumulated earnings and profits will, except in the case of distributions of qualified dividend income and capital gain dividends described below, be taxable as ordinary dividend income. Certain income distributions paid by the Fund (whether paid in cash or reinvested in additional Fund shares) to individual taxpayers that are attributable to the Fund’s qualified dividend income and capital gain are taxed at rates applicable to net long-term capital gains (maximum rates of 20% 15%, or 0% for individuals depending on the amount of their taxable income for the year). This tax treatment applies only if certain holding period requirements and other requirements are satisfied by the shareholder and the dividends are attributable to qualified dividend income received by the Fund itself. For this purpose, “qualified dividend income” means dividends received by the Fund from United States corporations and “qualified foreign corporations,” provided that the Fund satisfies certain holding period and other requirements in respect of the stock of such corporations. Only a small portion, if any of the distributions from the Fund may consist of income eligible to be treated as qualified dividend income. An additional 3.8% Medicare tax will also apply in the case of some individuals.

Shareholders receiving any distribution from the Fund in the form of additional shares pursuant to the dividend reinvestment plan will be treated as receiving a taxable distribution in an amount equal to the fair market value of the shares received, determined as of the reinvestment date.

Distributions of net capital gain, if any, reported as capital gains dividends are taxable to a shareholder as long-term capital gains, regardless of how long the shareholder has held Fund shares. A distribution of an amount in excess of the Fund’s current and accumulated earnings and profits will be treated by a shareholder as a return of capital which is applied against and reduces the shareholder’s basis in his or her shares. To the extent that the amount of any such distribution exceeds the shareholder’s basis in his or her shares, the excess will be treated by the shareholder as gain from a sale or exchange of the shares. Distributions of gains from the sale of investments that the Fund owned for one year or less will be taxable as ordinary income.

The Fund may elect to retain its net capital gain or a portion thereof for investment and be taxed at corporate rates on the amount retained. In such case, it may designate the retained amount as undistributed capital gains in a notice to its shareholders who will be treated as if each received a distribution of his pro rata share of such gain, with the result that each shareholder will (i) be required to report his pro rata share of such gain on his tax return as long-term capital gain, (ii) receive a refundable tax credit for his pro rata share of tax paid by the Fund on the gain and (iii) increase the tax basis for his shares by an amount equal to the deemed distribution less the tax credit.

A selling shareholder generally will recognize gain or loss in an amount equal to the difference between the shareholder’s adjusted tax basis in the shares sold and the sale proceeds. If the shares are held as a capital asset, the gain or loss will be a capital gain or loss. The current maximum tax rate applicable to net capital gains recognized by individuals and other non-corporate taxpayers is (i) the same as the maximum ordinary income tax rate for gains recognized on the sale of capital assets held for one year or less, or (ii) for gains recognized on the sale of capital assets held for more than one year (as well as certain capital gain distributions) 20%, 15%, or 0% for individuals depending on the amount of their taxable income for the year. An additional 3.8% Medicare tax will also apply in the case of some individuals.

Any loss realized upon the sale or exchange of Fund shares with a holding period of six months or less will be treated as a long-term capital loss to the extent of any capital gain distributions received (or amounts designated as undistributed capital gains) with respect to such shares. In addition, all or a portion of a loss realized on a sale or other disposition of Fund shares may be disallowed under “wash sale” rules to the extent the shareholder acquires other shares of the Fund (whether through the reinvestment of distributions or otherwise) within a period of 61 days beginning 30 days before and ending 30 days after the date of disposition of the shares. Any disallowed loss will result in an adjustment to the shareholder’s tax basis in some or all of the other shares acquired.

Sales charges paid upon a purchase of shares cannot be taken into account for purposes of determining gain or loss on a sale of the shares before the 91st day after their purchase to the extent a sales charge is reduced or eliminated in a subsequent acquisition of shares of the Fund (or of another Fund), during the period beginning on the date of such sale and ending on January 31 of the calendar year following the calendar year in which such sale was made, pursuant to the reinvestment or any exchange privilege. Any disregarded amounts will result in an adjustment to the shareholder’s tax basis in some or all of any other shares acquired.

For federal income tax purposes, the Fund is permitted to carry forward a net capital loss incurred in any year to offset net capital gains, if any, in any subsequent year until such loss carry forwards have been fully used. Capital losses carried forward will retain their character as either short-term or long-term capital losses. The Fund’s ability to utilize capital losses in a given year or in total may be limited. To the extent subsequent net capital gains are offset by such losses, they would not result in federal income tax liability to the Fund and would not be distributed as such to shareholders.

Certain net investment income received by an individual having adjusted gross income in excess of $200,000 (or $250,000 for married individuals filing jointly) will be subject to a tax of 3.8%. Undistributed net investment income of trusts and estates in excess of a specified amount will also be subject to this tax. Dividends and capital gains distributed by the Fund, and gain realized on redemption of Fund shares, will constitute investment income of the type subject to this tax.

Only a small portion, if any, of the distributions from the Fund may qualify for the dividends-received deduction for corporations, subject to the limitations applicable under the Code. The qualifying portion is limited to properly designated distributions attributed to dividend income (if any) the Fund receives from certain stock in U.S. domestic corporations and the deduction is subject to holding period requirements and debt-financing limitations under the Code.

If the Fund should have dividend income that qualifies for the reduced tax rate applicable to qualified dividend income, the maximum amount allowable will be designated by the Fund. This amount will be reflected on Form 1099-DIV for the current calendar year.

Dividends and distributions on the Fund’s shares generally are subject to U.S. federal income tax as described herein to the extent they do not exceed the Fund’s realized income and gains, even though such dividends and distributions may economically represent a return of a particular shareholder’s investment. Such distributions are likely to occur in respect of shares purchased at a time when the Fund’s net asset value reflects gains that are either unrealized, or realized but not distributed. Such realized gains may be required to be distributed even when the Fund’s net asset value also reflects unrealized losses. Certain distributions declared in October, November or December to shareholders of record of such month and paid in the following January will be taxed to shareholders as if received on December 31 of the year in which they were declared. In addition, certain other distributions made after the close of a taxable year of the Fund may be “spilled back” and treated as paid by the Fund (except for purposes of the non-deductible 4% U.S. federal excise tax) during such taxable year. In such case, shareholders will be treated as having received such dividends in the taxable year in which the distributions were actually made.

The Fund will inform shareholders of the source and tax status of all distributions promptly after the close of each calendar year.

The Fund (or its administrative agent) will report to the IRS and furnish to shareholders the cost basis information and holding period for the Fund’s shares purchased on or after January 1, 2012, and repurchased by the Fund on or after that date. The Fund will permit shareholders to elect from among several permitted cost basis methods. In the absence of an election, the Fund will use a default cost basis method. The cost basis method a shareholder elects may not be changed with respect to a repurchase of shares after the settlement date of the repurchase. Shareholders should consult with their tax advisors to determine the best permitted cost basis method for their tax situation and to obtain more information about how the new cost basis reporting rules apply to them.

The benefits of the reduced tax rates applicable to long-term capital gains and qualified dividend income may be impacted by the application of the alternative minimum tax to individual shareholders.

Special tax rules apply to investments through defined contribution plans and other tax-qualified plans. Shareholders should consult their tax advisor to determine the suitability of shares of the Fund as an investment through such plans.

The Fund may invest in debt obligations that are in the lowest rating categories or are unrated, including debt obligations of issuers not currently paying interest or who are in default. Investments in debt obligations that are at risk of or in default present special tax issues for the Fund. Tax rules are not entirely clear about issues such as when the Fund may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless securities and how payments received on obligations in default should be allocated between principal and income, and whether exchanges of debt obligations in a workout context are taxable. These and other issues will be addressed by the Fund if it acquires such obligations in order to reduce the risk of distributing insufficient income to preserve its status as a regulated investment company and to seek to avoid becoming subject to federal income or excise tax.

The Fund is required to accrue income on any debt securities that have more than a de minimis amount of original issue discount (or debt securities acquired at a market discount, if the Fund elects to include market discount in income currently) prior to the receipt of the corresponding cash payments. The mark to market or constructive sale rules applicable to certain options, futures, forwards, short sales or other transactions also may require the Fund to recognize income or gain without a concurrent receipt of cash. Additionally, some countries restrict repatriation, which may make it difficult or impossible for the Fund to obtain cash corresponding to its earnings or assets in those countries. However, the Fund must distribute to shareholders for each taxable year substantially all of its net income and net capital gains, including such income or gain, to qualify as a regulated investment company and avoid liability for any federal income or excise tax. Therefore, the Fund may have to dispose of its portfolio securities under disadvantageous circumstances to generate cash, or borrow cash, to satisfy these distribution requirements.

The Fund may recognize gain (but not loss) from a constructive sale of certain “appreciated financial positions” if the Fund enters into a short sale, offsetting notional principal contract, or forward contract transaction with respect to the appreciated position or substantially identical property. Appreciated financial positions subject to this constructive sale treatment include interests (including options and forward contracts and short sales) in stock and certain other instruments. Constructive sale treatment does not apply if the transaction is closed out not later than thirty days after the end of the taxable year in which the transaction was initiated, and the underlying appreciated securities position is held unhedged for at least the next sixty days after the hedging transaction is closed.

Gain or loss from a short sale of property generally is considered as capital gain or loss to the extent the property used to close the short sale constitutes a capital asset in the Fund’s hands. Except with respect to certain situations where the property used to close a short sale has a long-term holding period on the date the short sale is entered into, gains on short sales generally are short-term capital gains. A loss on a short sale will be treated as a long-term capital loss if, on the date of the short sale, “substantially identical property” has been held by the Fund for more than one year. In addition, entering into a short sale may result in suspension of the holding period of “substantially identical property” held by the Fund.

Gain or loss on a short sale generally will not be realized until such time as the short sale is closed. However, as described above in the discussion of constructive sales, if the Fund holds a short sale position with respect to securities that have appreciated in value, and it then acquires property that is the same as or substantially identical to the property sold short, the Fund generally will recognize gain on the date it acquires such property as if the short sale were closed on such date with such property. Similarly, if the Fund holds an appreciated financial position with respect to securities and then enters into a short sale with respect to the same or substantially identical property, the Fund generally will recognize gain as if the appreciated financial position were sold at its fair market value on the date it enters into the short sale. The subsequent holding period for any appreciated financial position that is subject to these constructive sale rules will be determined as if such position were acquired on the date of the constructive sale.

The Fund’s transactions in futures contracts and options will be subject to special provisions of the Code that, among other things, may affect the character of gains and losses realized by the Fund (i.e., may affect whether gains or losses are ordinary or capital, or short-term or long-term), may accelerate recognition of income to the Fund and may defer Fund losses. These rules could, therefore, affect the character, amount and timing of distributions to shareholders. These provisions also (a) will require the Fund to mark-to-market certain types of the positions in its portfolio (i.e., treat them as if they were closed out), and (b) may cause the Fund to recognize income without receiving cash with which to make distributions in amounts necessary to satisfy the 90% distribution requirement for qualifying to be taxed as a RIC and the distribution requirement for avoiding excise taxes. The Fund will monitor its transactions, will make the appropriate tax elections and will make the appropriate entries in its books and records when it acquires any futures contract, option or hedged investment in order to mitigate the effect of these rules and prevent disqualification of the Fund from being taxed as a RIC.

For the Fund’s options and futures contracts that qualify as “section 1256 contracts,” Code Section 1256 generally will require any gain or loss arising from the lapse, closing out or exercise of such positions to be treated as 60% long-term and 40% short-term capital gain or loss. In addition, the Fund generally will be required to “mark to market” (i.e., treat as sold for fair market value) each outstanding “section 1256 contract” position at the close of each taxable year (and on December 31 of each year for excise tax purposes). If a “section 1256 contract” held by the Fund at the end of a taxable year is sold in the following year, the amount of any gain or loss realized on such sale will be adjusted to reflect the gain or loss previously taken into account under the “mark to market” rules. The Fund’s options that do not qualify as “section 1256 contracts” under the Code generally will be treated as equity options governed by Code Section 1234. Pursuant to Code Section 1234, if a written option expires unexercised, the premium received is short-term capital gain to the Fund. If the Fund enters into a closing transaction, the difference between the premium received for writing the option, and the amount paid to close out its position generally is short-term capital gain or loss. If a call option written by the Fund that is not a “section 1256 contract” is cash settled, any resulting gain or loss will be short-term.

The Code contains special rules that apply to “straddles,” defined generally as the holding of “offsetting positions with respect to personal property.” For example, the straddle rules normally apply when a taxpayer holds stock and an offsetting option with respect to such stock or substantially identical stock or securities. In general, investment positions will be offsetting if there is a substantial diminution in the risk of loss from holding one position by reason of holding one or more other positions. If two or more positions constitute a straddle, recognition of a realized loss from one position generally must be deferred to the extent of unrecognized gain in an offsetting position. In addition, long-term capital gain may be recharacterized as short-term capital gain, or short-term capital loss as long-term capital loss. Interest and other carrying charges allocable to personal property that is part of a straddle are not currently deductible but must instead be capitalized. Similarly, “wash sale” rules apply to prevent the recognition of loss by the Fund from the disposition of stock or securities at a loss in a case in which identical or substantially identical stock or securities (or an option to acquire such property) is or has been acquired within a prescribed period.

The Code allows a taxpayer to elect to offset gain and loss from positions that are part of a “mixed straddle.” A “mixed straddle” is any straddle in which one or more but not all positions are “section 1256 contracts.” The Fund may be eligible to elect to establish one or more mixed straddle accounts for certain of its mixed straddle trading positions. The mixed straddle account rules require a daily “marking to market” of all open positions in the account and a daily netting of gain and loss from all positions in the account. At the end of a taxable year, the annual net gain or loss from the mixed straddle account are recognized for tax purposes. The net capital gain or loss is treated as 60% long-term and 40% short-term capital gain or loss if attributable to the “section 1256 contract” positions, or all short-term capital gain or loss if attributable to the non-section 1256 contract positions.

Further, certain of the Fund’s investment practices are subject to special and complex U.S. federal income tax provisions that may, among other things, (i) convert dividends that would otherwise constitute qualified dividend income into short-term capital gain or ordinary income taxed at the higher rate applicable to ordinary income, (ii) treat dividends that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (iii) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (iv) convert long-term capital gain into short-term capital gain or ordinary income, (v) convert an ordinary loss or deduction into a capital loss (the deductibility of which is more limited), (vi) cause the Fund to recognize income or gain without a corresponding receipt of cash, (vii) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (viii) adversely alter the characterization of certain complex financial transactions, and (ix) produce income that will not qualify as good income for purposes of the 90% annual gross income requirement described above. While it may not always be successful in doing so, the Fund will seek to avoid or minimize any adverse tax consequences of its investment practices.

Dividends and interest received, and gains realized, by the Fund on foreign securities may be subject to income, withholding or other taxes imposed by foreign countries and United States possessions (collectively “foreign taxes”) that would reduce the return on its securities. Tax conventions between certain countries and the United States, however, may reduce or eliminate foreign taxes, and many foreign countries do not impose taxes on capital gains in respect of investments by U.S. investors. Depending on the number of foreign shareholders in the Fund, however, such reduced foreign withholding tax rates may not be available for investments in certain jurisdictions.

The Fund may invest in the stock of “passive foreign investment companies” (“PFICs”). A PFIC is any foreign corporation (with certain exceptions) that, in general, meets either of the following tests: (1) at least 75% of its gross income is passive or (2) an average of at least 50% of its assets produce, or are held for the production of, passive income. Under certain circumstances, the Fund will be subject to U.S. federal income tax on a portion of any “excess distribution” received on the stock of a PFIC or of any gain from disposition of that stock (collectively “PFIC income”), plus interest thereon, even if the Fund distributes the PFIC income as a taxable dividend to its shareholders. The balance of the PFIC income will be included in the Fund’s investment company taxable income and, accordingly, will not be taxable to it to the extent it distributes that income to its shareholders.

If the Fund invests in a PFIC and elects to treat the PFIC as a “qualified electing Fund” (“QEF”), then in lieu of the foregoing tax and interest obligation, the Fund will be required to include in income each year its pro rata share of the QEF’s annual ordinary earnings and net capital gain—which it may have to distribute to satisfy the distribution requirement and avoid imposition of the excise tax—even if the QEF does not distribute those earnings and gain to the Fund. In most instances it will be very difficult, if not impossible, to make this election because of certain of its requirements.

The Fund may elect to “mark-to-market” its stock in any PFIC. “Marking-to-market,” in this context, means including in ordinary income each taxable year the excess, if any, of the fair market value of a PFIC’s stock over the Fund’s adjusted basis therein as of the end of that year. Pursuant to the election, the Fund also would be allowed to deduct (as an ordinary, not capital, loss) the excess, if any, of its adjusted basis in PFIC stock over the fair market value thereof as of the taxable year-end, but only to the extent of any net mark-to-market gains (reduced by any prior deductions) with respect to that stock included by the Fund for prior taxable years under the election. The Fund’s adjusted basis in each PFIC’s stock with respect to which it has made this election will be adjusted to reflect the amounts of income included and deductions taken thereunder. The reduced rates for “qualified dividend income” are not applicable to (i) dividends paid by a foreign corporation that is a PFIC, (ii) income inclusions from a QEF election with respect to a PFIC, and (iii) ordinary income from a “mark-to-market” election with respect to a PFIC.

Under Section 988 of the Code, gains or losses attributable to fluctuations in exchange rates between the time the Fund accrues income or receivables or expenses or other liabilities denominated in a foreign currency and the time the Fund actually collects such income or receivables or pays such liabilities generally are treated as ordinary income or loss. Similarly, gains or losses on foreign currency forward contracts and the disposition of debt securities denominated in a foreign currency, to the extent attributable to fluctuations in exchange rate between the acquisition and disposition dates, also are treated as ordinary income or loss.

If a shareholder realizes a loss on disposition of the Fund’s shares of $2 million or more in any single taxable year (or $4 million or more in any combination of taxable years in which the transaction is entered into and the five succeeding taxable years) for an individual shareholder, corporation or Trust or $10 million or more in any single taxable year (or $20 million or more in any combination of taxable years in which the transaction is entered into and the five succeeding taxable years) for a corporate shareholder, the shareholder must file with the IRS a disclosure statement on Form 8886. Direct shareholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Shareholders should consult their tax advisers to determine the applicability of these regulations in light of their individual circumstances.

Amounts paid by the Fund to individuals and certain other shareholders who have not provided the Fund with their correct taxpayer identification number (“TIN”) and certain certifications required by the IRS as well as shareholders with respect to whom the Fund has received certain information from the IRS or a broker may be subject to “backup” withholding of U.S. federal income tax arising from the Fund’s taxable dividends and other distributions as well as the gross proceeds of sales of shares, at a rate of 24%. An individual’s TIN generally is his or her social security number. Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules from payments made to a shareholder may be refunded or credited against such shareholder’s U.S. federal income tax liability, if any; provided that the required information is furnished to the IRS.

Distributions will not be subject to backup withholding to the extent they are subject to the withholding tax on foreign persons described in the next paragraph.

Dividend distributions are in general subject to a U.S. withholding tax of 30% when paid to a nonresident alien individual, foreign estate or trust, a foreign corporation, or a foreign partnership (“foreign shareholder”). Persons who are resident in a country, such as the U.K., that has an income tax treaty with the U.S. may be eligible for a reduced withholding rate (upon filing of appropriate forms), and are urged to consult their tax advisors regarding the applicability and effect of such a treaty. Distributions of capital gain dividends paid by the Fund to a foreign shareholder, and any gain realized upon the sale of Fund shares by such a shareholder, will ordinarily not be subject to U.S. taxation, unless the recipient or seller is a nonresident alien individual who is present in the United States for more than 182 days during the taxable year. Such distributions and sale proceeds may be subject, however, to backup withholding, unless the foreign investor certifies his non-U.S. residency status. Also, foreign shareholders with respect to whom income from the Fund is “effectively connected” with a U.S. trade or business carried on by such shareholder will in general be subject to U.S. federal income tax on a net basis on the income derived from the Fund at the graduated rates applicable to U.S. citizens, residents or domestic corporations, whether such income is received in cash or reinvested in shares, and, in the case of a foreign corporation, also may be subject to a branch profits tax. Properly-designated dividends are generally exempt from U.S. federal withholding tax where they are (i) “interest-related dividends” paid in respect of the Fund’s “qualified net interest income” (generally, the Fund’s U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which the Fund is at least a 10% shareholder, reduced by expenses that are allocable to such income) or (ii) “short-term capital gain dividends” paid in respect of the Fund’s “qualified short-term gains” (generally, the excess of the Fund’s net short-term capital gain over the Fund’s long-term capital loss for such taxable year). Depending on its circumstances, the Fund may designate all, some or none of its potentially eligible dividends as such interest-related dividends or as short-term capital gain dividends and/or treat such dividends, in whole or in part, as ineligible for this exemption from withholding. The Fund’s capital gain distributions are also exempt from such withholding. Foreign shareholders who are residents in a country with an income tax treaty with the United States may obtain different tax results, and are urged to consult their tax advisors.

The Foreign Account Tax Compliance Act (FATCA), imposes a 30% U.S. withholding tax on certain U.S. source payments, including interest (even if the interest is otherwise exempt from the withholding rules described above), dividends and other fixed or determinable annual or periodical income (“Withholdable Payments”), if paid to a foreign financial institution, unless such institution registers with the IRS and enters into an agreement with the IRS or a governmental authority in its own jurisdiction to collect and provide substantial information regarding U.S. account holders, including certain account holders that are foreign entities with U.S. owners, with such institution. The legislation also generally imposes a withholding tax of 30% on Withholdable Payments made to a non-financial foreign entity unless such entity provides the withholding agent with a certification that it does not have any substantial U.S. owners or a certification identifying the direct and indirect substantial U.S. owners of the entity. These withholding and reporting requirements generally apply to income payments made after June 30, 2014. A withholding tax that would apply to the gross proceeds from the disposition of certain investment property and that was scheduled to go into effect in 2019 would be eliminated by proposed regulations (having an immediate effect while pending). Holders are urged to consult with their own tax advisors regarding the possible implications of this recently enacted legislation on their investment in the Fund.

Taxation of Non-U.S. Shareholders

Whether an investment in the shares is appropriate for a non-U.S. shareholder will depend upon that person’s particular circumstances. An investment in the shares by a non-U.S. shareholder may have adverse tax consequences. Non-U.S. shareholders should consult their tax advisers before investing in the Fund’s shares.

Distributions of the Fund’s “investment company taxable income” to non-U.S. shareholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to non-U.S. shareholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of the Fund’s current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. shareholder, the Fund will not be required to withhold federal tax if the Non-U.S. shareholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisers.)

The Fund or the applicable withholding agent generally is not required to withhold any amounts with respect to certain distributions of dividends based on the Fund’s (i) U.S. source interest income, and (ii) net short term capital gains in excess of net long term capital losses, in each case to the extent the Fund properly reports such distributions as “interest-related dividends” or “short-term capital gain dividends” and certain other requirements were satisfied. The Fund anticipates that a significant portion of its distributions will be eligible for these exemptions from withholding; however, the Fund cannot determine what portion of its distributions (if any) will be eligible for these exemptions until after the end of the taxable year. No certainty can be provided that any of the Fund’s distributions will be reported as eligible for these exemptions.

Actual or deemed distributions of net capital gains to a shareholder that is a Non-U.S. shareholder, and gains realized by a Non-U.S. shareholder upon the sale or redemption of shares, will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the Non-U.S. shareholder in the United States,) or, in the case of an individual, the Non-U.S. shareholder was present in the United States for 183 days or more during the taxable year and certain other conditions are met.

If the Fund distributes net capital gains in the form of deemed rather than actual distributions, a shareholder that is a Non-U.S. shareholder will be entitled to a U.S. federal income tax credit or tax refund equal to the shareholder’s allocable share of the corporate-level U.S. federal income tax the Fund pays on the capital gains deemed to have been distributed; however, in order to obtain the refund, the Non-U.S. shareholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the Non-U.S. shareholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return.

For a corporate Non-U.S. shareholder, distributions (both actual and deemed), and gains realized upon the sale or redemption of the Fund’s shares that are effectively connected to a U.S. trade or business conducted by the Non-U.S. shareholder may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

Shareholders will receive their cash distributions automatically unless the shareholder instructs the Administrator to reinvest in additional shares. If the distribution is a distribution of the Fund’s investment company taxable income, is not properly reported by the Fund as a short-term capital gains dividend or interest-related dividend, and is not effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and, if a treaty applies, is not attributable to a permanent establishment), the amount distributed (to the extent of the Fund’s current and accumulated earnings and profits) will be subject to U.S. federal withholding tax at a 30% rate (or lower rate provided by an applicable treaty) and only the net after-tax amount will be reinvested in shares. If the distribution is effectively connected with a U.S. trade or business of the Non-U.S. shareholder (and no withholding applies because applicable certifications are provided by the Non-U.S. shareholder), generally the full amount of the distribution will be reinvested in the plan and will nevertheless be subject to U.S. federal income tax at the ordinary income rates applicable to U.S. persons. The Non-U.S. shareholder will have an adjusted basis in the additional shares purchased through the plan equal to the amount reinvested. The additional shares will have a new holding period commencing on the day following the day on which the shares are credited to the Non-U.S. shareholder’s account.

Non-U.S. persons should consult their own tax advisers with respect to the U.S. federal income tax and withholding tax, and state, local and foreign tax consequences of an investment in the shares.

The foregoing discussion is based upon present provisions of the Code, the regulations promulgated thereunder, and judicial and administrative ruling authorities, all of which are subject to change or differing interpretations by the courts or the IRS retroactively or prospectively. Investors should consult their tax advisors regarding other U.S. federal, state or local tax considerations that may be applicable to their particular circumstances, as well as any proposed tax law changes.

Item 1A. Risk Factors.

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of the material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with investment objectives, investment policies, capital structure or markets similar to ours. In addition to the other information contained in this report, you should consider carefully the following information before making an investment in our Common Shares. The risks below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and you may lose all or part of your investment.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in our securities. Further details regarding each risk included in the below summary list can be found further below.

•	We are a relatively new company and have a limited operating history.

•	Our Board of Trustees has broad authority.

•	Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.

•	Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

•

Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process and if the Investment Advisory Agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

•

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

•	We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

•

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•	There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.

•	Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.

•	We may experience fluctuations in our quarterly results.

•	Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

•	We are exposed to risks associated with changes in interest rates.

•

The Fund and its portfolio companies may be subjected to potential adverse effects of new or modified laws or regulations, including legislative or other actions relating to taxes which could have a negative effect.

•	Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

•	A lack of liquidity in certain of our investments may adversely affect our business.

•	There may be conflicts of interest related to obligations the Adviser has to other clients.

•

We are uncertain of our future sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.

•

When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.

•	An investment in our Common Shares or Preferred Shares, if any, will have limited liquidity.

•	Investing in our shares involves a high degree of risk.

Risks Related to Our Business and Structure

We are a relatively new company and have a limited operating history.

The Fund is a diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. As a result, prospective investors have no significant track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Adviser’s investment team, including investment and financial experience of the Adviser’s senior management, will increase the likelihood that the Adviser will be able to manage the Fund successfully, there can be no assurance that this will be the case.

Our Board of Trustees has broad authority.

The Board has the authority to modify or waive certain operating policies and strategies without prior notice (except as required by the 1940 Act) and without shareholder approval. The Fund cannot predict the effect any changes to current operating policies and strategies would have on business, operating results and value of common stock. Nevertheless, the effects may adversely affect business and impact the ability to make distributions.

Our Board of Trustees may amend our Declaration of Trust without prior shareholder approval.

Our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement the Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust.

The Board is authorized, to the fullest extent permitted by the 1940 Act, to authorize the Fund to issue shares of preferred stock in one or more classes or series without shareholder approval. The Board, subject to the terms of any class or series of stock outstanding at the time, is required to set the preferences, conversion, and other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms and conditions of redemption of each class or series, including preferred stock with terms that might adversely affect the interest of existing shareholders.

Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.

Conditions in the medium- and large-sized U.S. corporate debt market may experience disruption or deterioration in the future, which may cause pricing levels to decline or be volatile. As a result, the Fund’s net asset value could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of investments, which could have a material adverse impact on the Fund’s business, financial condition and results of operations.

Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process and if the Investment Advisory Agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

The Fund’s success depends upon the diligence, skill and network of business contacts of the Adviser’s investment professionals. They will evaluate, negotiate, structure, close and monitor the Fund’s investments in accordance with the terms of the Investment Advisory Agreement. There can be no assurance that the Adviser’s personnel will continue to be associated with the Adviser throughout the life of the Fund. Adviser personnel, and any investment professionals that the Adviser may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and manage the Fund’s investments. The Fund’s future success will depend to a significant extent on the continued service and coordination of Adviser personnel. If the Adviser does not maintain its existing relationships with sources of investment opportunities and does not develop new relationships with other sources of investment opportunities, the Adviser may not be able to grow the Fund’s investment portfolio. In addition, individuals with whom Adviser personnel have relationships are not obligated to provide the Fund with investment opportunities. Therefore, the Fund and the Adviser can offer no assurance that such relationships will generate investment opportunities for the Fund.

The Fund’s ability to achieve its investment objective will also depend on the Adviser’s ability to manage the Fund and to grow its investments and earnings. This will depend, in turn, on the Adviser’s ability to identify, invest in and monitor portfolio companies that meet the Fund’s investment criteria. The achievement of the Fund’s investment objective will depend upon the Adviser’s execution of the Fund’s investment process, its ability to provide competent, attentive and efficient services, and, to a lesser extent, the Fund’s access to financing on acceptable terms. The Adviser’s team of investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of the Adviser may be called upon to provide managerial assistance to portfolio companies. These activities may distract them from servicing new investment opportunities for the Fund, or slow the Fund’s rate of investment. Any failure to manage the Fund’s business and future growth effectively could have a material adverse effect on business, financial condition, results of operations and cash flows.

Generally, the Adviser has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether the Fund has found a replacement. If the Adviser resigns, the Fund may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 or 120 days, as applicable, or at all. If the Fund is unable to do so quickly, operations are likely to experience a disruption, and the Fund’s financial condition, business and results of operations as well as its ability to pay distributions are likely to be adversely affected, and the value of its Shares may decline.

Any failure by the Adviser to manage and support our investment process may hinder the achievement of our investment objectives.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. The Adviser’s track record and achievements are not necessarily indicative of the future results it will achieve as investment adviser to the Fund. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which the Adviser has been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies, including any other business development companies.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its broader organization fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A large number of entities, including private funds, registered investment companies, business development companies, and insurance companies, will compete with the Fund to make the types of investments that it intends to target as a focus of its business strategy. Certain of these competitors may be substantially larger, have considerably greater financial, technical and marketing resources than the Fund will have and offer a wider array of financial services. For example, some competitors may have a lower cost of funds or access to funding sources that are not available to the Fund. The Fund may lose investment opportunities if it does not match its competitors’ pricing, terms and structure. There may be intense competition for financings or investments of the type the Fund intends to make, and such competition may result in less favorable financing or investment terms than might otherwise exist. Furthermore, many of the Fund’s competitors are not subject to the regulatory restrictions that the 1940 Act imposes on registered investment companies or the source of income, asset diversification and distribution requirements that funds must satisfy to maintain RIC status. There can be no assurance that there will be a sufficient number of attractive potential investments available to the Fund to achieve target returns. In addition, some of the Fund’s competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships. The competitive pressures the Fund faces may have a material adverse effect on business, financial condition, results of operations and cash flows.

As required by the 1940 Act, a significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of our Board. Investments are valued (at least) at the end of each calendar month. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments will not be publicly traded or actively traded on a secondary market. Such investments that are not publicly traded or whose market prices are not readily available are valued at fair value, in good faith, by the Adviser in accordance with the Adviser’s valuation policies and procedures.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because fair values, and particularly fair values of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information. The Adviser’s determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for shareholders to value accurately the Fund’s portfolio investments and could lead to undervaluation or overvaluation of the Fund’s interests. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Net asset value as of a particular date may be materially greater than or less than the value that would be realized if assets were to be liquidated as of such date. For example, if the Fund were required to sell a certain asset or all or a substantial portion of its assets on a particular date, the actual price that the Fund would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in the Fund’s net asset value. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in net asset value.

There is a risk that investors in our shares may not receive distributions or that our distributions may decrease over time.

Subject to the Board’s discretion and applicable legal restrictions, the Fund expects to declare and pay distributions quarterly. The Fund expects to pay these distributions out of assets legally available for distribution. However, there are no assurances that the Fund will achieve investment results that will allow it to make a targeted level of cash distributions or year-to-year increases in cash distributions. All distributions that are made will be at the discretion of the Board and will depend on the Fund’s earnings, financial condition, maintenance of RIC status and other factors as the Board may deem to be relevant. The Fund’s ability to pay distributions might be adversely affected by the impact of the risks described herein. There can be no assurances that the Fund will pay distributions to shareholders in the future.

In certain cases, the Fund may recognize income before or without receiving the accompanying cash. Depending on the amount of noncash income, this could result in difficulty satisfying the annual distribution requirement applicable to RICs. Accordingly, the Fund may have to sell some investments at times the Fund would not consider advantageous, raise additional debt or equity capital or reduce new investments to meet these distribution requirements.

The amount of any distributions we may make is uncertain. Our distributions may exceed our earnings, particularly during the period before we have substantially invested the net proceeds from our continuous offering of Common Shares. Therefore, portions of the distributions that we make may represent a return of capital to you that will reduce your tax basis in your shares and reduce the amount of funds we have for investment in targeted assets.

We may fund our cash distributions to holders of Common Shares from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Adviser, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our continuous offering of Common Shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. To the extent we make distributions to holders of Common Shares that include a return of capital, such portion of the distribution would constitute a return of your investment, rather than a return of earnings or gains derived from our investment activities, that would reduce your tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from the Private Offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Adviser are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Adviser continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our dividend reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Adviser will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Adviser has no obligation to waive fees or receipt of expense reimbursements, if any.

Although we expect to adopt a share repurchase program, we have discretion to not repurchase your shares or to suspend the program.

If our Board of Trustees adopts a share repurchase program, it may amend or suspend the share repurchase program at any time in its discretion. You may not be able to sell your shares on a timely basis in the event our Board of Trustees amends or suspends the share repurchase program, absent a Liquidity Event, and we currently do not intend to undertake a Liquidity Event, and we are not obligated by our Organizational Documents or otherwise to effect a Liquidity Event at any time. We will notify you of such developments in our quarterly reports or other filings. If less than the full amount of Common Shares requested to be repurchased in any given repurchase offer are repurchased, funds will be allocated pro rata based on the total number of Common Shares being repurchased without regard to class. The share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.

The timing of our repurchase offers pursuant to our share repurchase program may be at a time that is disadvantageous to our shareholders.

When we make repurchase offers pursuant to the share repurchase program, we may offer to repurchase Common Shares at a price that is lower than the price that you paid for the Common Shares. As a result, to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares, which will be at a price equal to the NAV per share as of the last business day of the applicable quarter, may be lower than the amount you paid in connection with the purchase of Common Shares in the Private Offering.

The price at which we may repurchase Common Shares pursuant to our share repurchase program will be determined in accordance with the Adviser’s valuation policy and, as a result, there may be uncertainty as to the value of our Common Shares.

Since our Common Shares are not publicly traded, and we do not intend to list our Common Shares on a national securities exchange, the fair value of our Common Shares may not be readily determinable. Any repurchase of Common Shares pursuant to our share repurchase program will be at a price equal to the NAV per share as of the last business day of the applicable quarter, except that Common Shares that have not been outstanding for at least one year may be repurchased at 98% of such NAV. Inputs into the determination of fair value of our Common Shares require significant management judgment or estimation.

The participation of the Adviser’s investment professionals in our valuation process could result in a conflict of interest as the Adviser’s management fee is based, in part, on our net assets and our incentive fees will be based, in part, on unrealized losses.

It may be difficult to bring suit or foreclosure in non-U.S. countries.

Because the effectiveness of the judicial systems in the countries in which the Fund may invest varies, the Fund (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Fund or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Fund invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.

Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of our Board of Trustees. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

We may not be able to obtain all required state licenses.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

Legislative or other actions relating to taxes could have a negative effect.

Legislative or other actions relating to taxes could have a negative effect on the Fund. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Recently enacted tax reform legislation makes many changes to the Internal Revenue Code, including, among other things, significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. The Fund cannot predict with certainty how these or any other changes in the tax laws might affect the Fund, investors, or the Fund’s portfolio investments. Any additional new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting the recent tax reform legislation or any other new legislation could significantly and negatively affect the Fund’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Fund and its investors of any such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Fund’s securities.

The Fund and its portfolio companies may be subjected to potential adverse effects of new or modified laws or regulations.

Changes in the state and U.S. federal laws applicable to the Fund, including changes to state and U.S. federal tax laws, or applicable to the Adviser and other securities in which the Fund may invest, may negatively affect the Fund’s returns. The Fund may need to modify its investment strategy in the future in order to satisfy new regulatory requirements or to compete in a changed business environment.

Compliance with the SEC’s Regulation Best Interest may negatively impact our ability to raise capital in the Private Offering, which would harm our ability to achieve our investment objectives.

Commencing June 30, 2020, broker-dealers must comply with Regulation Best Interest, which, among other requirements, enhances the existing standard of conduct for broker-dealers and natural persons who are associated persons of a broker-dealer when recommending to a retail customer any securities transaction or investment strategy involving securities to a retail customer. The impact of Regulation Best Interest on broker-dealers participating in our offering cannot be determined at this time, but it may negatively impact whether broker-dealers and their associated persons recommend the Private Offering to retail customers. Regulation Best Interest imposes a duty of care for broker-dealers to evaluate reasonable alternatives in the best interests of their clients. Reasonable alternatives to the Fund exist and may have lower expenses and/or lower investment risk than the Fund. Under Regulation Best Interest, broker-dealers participating in the offering must consider such alternatives in the best interests of their clients. If Regulation Best Interest reduces our ability to raise capital in the Private Offering, it would harm our ability to create a diversified portfolio of investments and achieve our investment objectives and would result in our fixed operating costs representing a larger percentage of our gross income.

Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim, make it more expensive or inconvenient for a shareholder to bring a claim, or, if such provisions are deemed inapplicable or unenforceable by a court, cause the Fund to incur additional costs associated with such action.

Our Declaration of Trust provides that, to the fullest extent permitted by law, the sole and exclusive forum for any suit, action or proceeding brought by or in the right of any shareholder or any person claiming any interest in any shares against the Fund, or the Trustees or officers of the Fund, shall be the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the Superior Court of the State of Delaware. As a result, there is a risk that investors in the Fund may find it inconvenient or expensive to bring a claim against us or our Trustees, officers or other agents. However, these exclusive forum provisions do not apply to claims arising under the federal securities laws.

Risks Related to Our Investments

Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.

Our investments in first lien, senior secured loans, senior secured bonds and, to a lesser extent, subordinated debt and equity of private U.S. companies, including middle-market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.

First Lien, Senior Secured Loans and Senior Secured Bonds. The Fund may be subject to greater levels of credit risk, call (or “prepayment”) risk, settlement risk and liquidity risk than funds that do not invest in senior loans. Senior loans are considered predominantly speculative with respect to an issuer’s continuing ability to make principal and interest payments, and may be more volatile than other types of securities. An economic downturn or individual corporate developments could adversely affect the market for these instruments and reduce the Fund’s ability to sell these instruments at an advantageous time or price. An economic downturn would generally lead to a higher non-payment rate and a senior loan may lose significant value before a default occurs. The Fund may also be subject to greater levels of liquidity risk than funds that do not invest in senior loans. In addition, the senior loans in which the Fund invests may not be listed on any exchange and a secondary market for such loans may be comparatively less liquid relative to markets for other more liquid fixed income securities. Consequently, transactions in senior loans may involve greater costs than transactions in more actively traded securities. Restrictions on transfers in loan agreements, a lack of publicly-available information, irregular trading activity and wide bid/ask spreads among other factors, may, in certain circumstances, make senior loans difficult to value accurately or sell at an advantageous time or price than other types of securities or instruments. These factors may result in the Fund being unable to realize full value for the senior loans and/or may result in the Fund not receiving the proceeds from a sale of a senior loan for an extended period after such sale, each of which could result in losses to the Fund. Senior loans may have extended trade settlement periods which may result in cash not being immediately available to the Fund. If an issuer of a senior loan prepays or redeems the loan prior to maturity, the Fund may have to reinvest the proceeds in other senior loans or similar instruments that may pay lower interest rates. Senior loans in which the Fund invests may or may not be collateralized, although the loans may not be fully collateralized and the collateral may be unavailable or insufficient to meet the obligations of the borrower. The Fund may have limited rights to exercise remedies against such collateral or a borrower, and loan agreements may impose certain procedures that delay receipt of the proceeds of collateral or require the Fund to act collectively with other creditors to exercise its rights with respect to a senior loan. Because of the risks involved in investing in senior loans, an investment in the Fund should be considered speculative. Junior loans, which are secured and unsecured subordinated loans, second lien loans and subordinate bridge loans, involve a higher degree of overall risk than senior loans of the same borrower due to the junior loan’s lower place in the borrower’s capital structure and, in some cases, their unsecured status.

Loans and Other Indebtedness; Loan Participations and Assignments Risk. Loan interests may take the form of (i) direct interests acquired during a primary distribution or (ii) assignments of, novations of or participations in all or a portion of a loan acquired in secondary markets. In addition to credit risk and interest rate risk, the Fund’s exposure to loan interests may be subject to additional risks. For example, purchasers of loans and other forms of direct indebtedness depend primarily upon the creditworthiness of the corporate borrower for payment of principal and interest. Loans are subject to the risk that scheduled interest or principal payments will not be made in a timely manner or at all, either of which may adversely affect the values of the loan. If the Fund does not receive scheduled interest or principal payments on such indebtedness, the Fund’s share price and yield could be adversely affected. Loans that are fully secured offer the Fund more protection than an unsecured loan in the event of non-payment of scheduled interest or principal. However, the collateral underlying a loan may be unavailable or insufficient to satisfy a borrower’s obligation, and the Fund could become part owner of any collateral if a loan is foreclosed, subjecting the Fund to costs associated with owning and disposing of the collateral.

Investments in loans through a purchase of a loan or a direct assignment of a financial institution’s interests with respect to a loan may involve additional risks to the Fund. For example, if a loan is foreclosed, the Fund could become owner, in whole or in part, of any collateral, which could include, among other assets, real estate or other real or personal property, and would bear the costs and liabilities associated with owning and holding or disposing of the collateral. While the purchaser of an assignment typically succeeds to all the rights and obligations of the assigning lender, assignments may be arranged through private negotiations and the rights and obligations acquired by the purchaser of an assignment may differ from, and be more limited than, those held by the assigning lender.

In connection with purchasing loan participations, the Fund generally will have no right to enforce compliance by the borrower with the terms of the loan agreement relating to the loan, nor any rights of set-off against the borrower, and the Fund may not directly benefit from any collateral supporting the loan in which it has purchased the loan participation. As a result, the Fund may be subject to the credit risk of both the borrower and the lender that is selling the participation. In the event of the insolvency of the lender selling a participation, the Fund may be treated as a general creditor of the lender and may not benefit from any set-off between the lender and the borrower. Certain loan participations may be structured in a manner designed to prevent purchasers of participations from being subject to the credit risk of the lender with respect to the participation, but even under such a structure, in the event of the lender’s insolvency, the lender’s servicing of the participation may be delayed and the assignability of the participation impaired.

The Fund may have difficulty disposing of loans and loan participations because to do so it will have to assign or sell such securities to a third party. Because there is no liquid market for many such securities, the Fund anticipates that such securities could be sold only to a limited number of institutional investors. The lack of a liquid secondary market may have an adverse impact on the value of such securities and the Fund’s ability to dispose of particular loans and loan participations when that would be desirable, including in response to a specific economic event such as a deterioration in the creditworthiness of the borrower. The lack of a liquid secondary market for loans and loan participations also may make it more difficult for the Fund to assign a value to these securities for purposes of valuing the Fund’s portfolio.

To the extent the Fund acquires loans, including bank loans, the Fund may be subject to greater levels of credit risk, call (or “prepayment”) risk, settlement risk and liquidity risk than funds that do not invest in such securities. These instruments are considered predominantly speculative with respect to an issuer’s continuing ability to make principal and interest payments and may be more volatile than other types of securities. The Fund may also be subject to greater levels of liquidity risk than funds that do not invest in loans. In addition, the loans in which the Fund invests may not be listed on any exchange and a secondary market for such loans may be comparatively illiquid relative to markets for other more liquid fixed income securities. Consequently, transactions in loans may involve greater costs than transactions in more actively traded securities. In connection with certain loan transactions, transaction costs that are borne by the Fund may include the expenses of third parties that are retained to assist with reviewing and conducting diligence, negotiating, structuring and servicing a loan transaction, and/or providing other services in connection therewith. Furthermore, the Fund may incur such costs in connection with loan transactions that are pursued by the Fund but not ultimately consummated (so-called “broken deal costs”).

Restrictions on transfers in loan agreements, a lack of publicly available information, irregular trading activity and wide bid/ask spreads among other factors, may, in certain circumstances, make loans more difficult to sell at an advantageous time or price than other types of securities or instruments. These factors may result in the Fund being unable to realize full value for the loans and/or may result in the Fund not receiving the proceeds from a sale of a loan for an extended period after such sale, each of which could result in losses to the Fund. Some loans may have extended trade settlement periods, including settlement periods of greater than 7 days, which may result in cash not being immediately available to the Fund. If an issuer of a loan prepays or redeems the loan prior to maturity, the Fund may have to reinvest the proceeds in other loans or similar instruments that may pay lower interest rates. Because of the risks involved in investing in loans, an investment in the Fund should be considered speculative.

The Fund’s investments in subordinated and unsecured loans generally are subject to similar risks as those associated with investments in secured loans. Subordinated or unsecured loans are lower in priority of payment to secured loans and are subject to the additional risk that the cash flow of the borrower and property securing the loan or debt, if any, may be insufficient to meet scheduled payments after giving effect to the senior secured obligations of the borrower. This risk is generally higher for subordinated unsecured loans or debt, which are not backed by a security interest in any specific collateral.

Loans may not be considered “securities,” and purchasers, such as the Fund, therefore may not be entitled to rely on the anti-fraud protections of the federal securities laws. Because there is limited public information available regarding loan investments, the Fund is particularly dependent on the analytical abilities of the Fund’s portfolio managers. These issues may be particularly pronounced with respect to loans made to individuals.

Economic exposure to loan interests through the use of derivative transactions may involve greater risks than if the Fund had invested in the loan interest directly during a primary distribution, through direct originations, or through assignments of, novations of or participations in a loan acquired in secondary markets since, in addition to the risks described above, certain derivative transactions may be subject to leverage risk and greater illiquidity risk, counterparty risk, valuation risk and other risks.

Subordinated Liens on Collateral. Certain debt investments that the Fund may make will be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the Fund’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the Fund under the agreements governing the debt. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before the Fund is so entitled. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the debt obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the debt obligations secured by the second priority liens, then, to the extent not repaid from the proceeds of the sale of the collateral, the Fund will only have an unsecured claim against the company’s remaining assets, if any.

The rights the Fund may have with respect to the collateral securing the debt investments it makes with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that the Fund enters into with the holders of senior debt. Under such an inter-creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. The Fund may not have the ability to control or direct such actions, even if its rights are adversely affected.

Delayed Draw Funding Loans and Revolving Credit Facilities Risk. The Fund may enter into, or acquire participations in, delayed draw funding loans and revolving credit facilities, in which a bank or other lender agrees to make loans up to a maximum amount upon demand by the borrower during a specified term. These commitments may have the effect of requiring the Fund to increase its investment in a company at a time when it might not be desirable to do so (including at a time when the company’s financial condition makes it unlikely that such amounts will be repaid). Delayed draw funding loans and revolving credit facilities are subject to credit, interest rate and liquidity risk and the risks of being a lender.

Variable and Floating Rate Instruments Risk. The Fund may invest in floating rate debt instruments, including senior loans. Variable and floating rate instruments are instruments that pay interest at rates that adjust whenever a specified interest rate changes and/or that reset on predetermined dates (such as the last day of a month or calendar quarter). In addition to senior loans, variable and floating rate instruments may include, without limitation, instruments such as catastrophe and other event-linked bonds, bank capital securities, unsecured bank loans, corporate bonds and money market instruments. Due to their variable or floating rate features, these instruments will generally pay higher levels of income in a rising interest rate environment and lower levels of income as interest rates decline. For the same reason, the market value of a variable or floating rate instrument is generally expected to have less sensitivity to fluctuations in market interest rates than a fixed-rate instrument, although the value of a variable or floating rate instrument may nonetheless decline as interest rates rise and due to other factors, such as changes in credit quality.

Fixed-Income Securities. Fixed-income securities generally are subject to two principal types of risks: (a) interest rate risk; and (b) credit quality risk. Fixed-income securities are also subject to liquidity risk.

Interest Rate Risk. Fixed-income securities are affected by changes in interest rates. When interest rates decline, the market value of the fixed-income securities generally can be expected to rise. Conversely, when interest rates rise, the market value of fixed-income securities generally can be expected to decline. Recent and potential future changes in government monetary policy may affect the level of interest rates. The longer a fixed-income security’s duration, the more sensitive it will be to changes in interest rates. Similarly, a fund with a longer average portfolio duration will be more sensitive to changes in interest rates than a fund with a shorter average portfolio duration. Duration is a measure used to determine the sensitivity of a security’s price to changes in interest rates that incorporates a security’s yield, coupon, final maturity, and call features, among other characteristics. All other things remaining equal, for each one percentage point increase in interest rates, the value of a portfolio of fixed-income investments would generally be expected to decline by one percent for every year of the portfolio’s average duration above zero. For example, the price of a bond fund with an average duration of eight years would be expected to fall approximately 8% if interest rates rose by one percentage point. The maturity of a security, another commonly used measure of price sensitivity, measures only the time until final payment is due, whereas duration takes into account the pattern of all payments of interest and principal on a security over time, including how these payments are affected by prepayments and by changes in interest rates, as well as the time until an interest rate is reset (in the case of variable-rate securities). Recent and potential future changes in government monetary policy may affect the level of interest rates.

Credit Quality Risk. Fixed-income securities are subject to the risk that the issuer of the security will not repay all or a portion of the principal borrowed and will not make all interest payments. If the credit quality of a fixed-income security deteriorates after a fund has purchased the security, the market value of the security may decrease and lead to a decrease in the value of the fund’s investments. An issuer’s credit quality could deteriorate as a result of poor management decisions, competitive pressures, technological obsolescence, undue reliance on suppliers, labor issues, shortages, corporate restructurings, fraudulent disclosures, or other factors. Funds that may invest in lower rated fixed-income securities, commonly referred to as non-investment grade bonds, are riskier than funds that may invest in higher rated fixed-income securities.

Lower-rated and high-yield fixed-income securities risk. Lower-rated fixed-income securities are defined as securities rated below investment grade (such as Ba and below by Moody’s Investors Service, Inc. and BB and below by S&P Global Ratings and Fitch Ratings, as applicable) (also called non-investment grade bonds). The general risks of investing in these securities are as follows:

Risk to principal and income. Investing in lower-rated fixed-income securities is considered speculative. While these securities generally provide greater income potential than investments in higher-rated securities, there is a greater risk that principal and interest payments will not be made. Issuers of these securities may even go into default or become bankrupt.

Price volatility. The price of lower-rated fixed-income securities may be more volatile than securities in the higher-rating categories. This volatility may increase during periods of economic uncertainty or change. The price of these securities is affected more than higher-rated fixed-income securities by the market’s perception of their credit quality, especially during times of adverse publicity. In the past, economic downturns or increases in interest rates have, at times, caused more defaults by issuers of these securities and may do so in the future. Economic downturns and increases in interest rates have an even greater effect on highly leveraged issuers of these securities.

Dependence on manager’s own credit analysis. While a manager may rely on ratings by established credit rating agencies, it will also supplement such ratings with its own independent review of the credit quality of the issuer. Therefore, the assessment of the credit risk of lower-rated fixed-income securities is more dependent on the manager’s evaluation than the assessment of the credit risk of higher-rated securities.

Prepayment of Principal Risk. Many types of debt securities, including floating-rate loans, are subject to prepayment risk. Prepayment risk occurs when the issuer of a security can repay principal prior to the security’s maturity. Securities subject to prepayment risk can offer less potential for gains when the credit quality of the issuer improves.

Credit and Counterparty Risk. This is the risk that the issuer or guarantor of a fixed-income security or a borrower of a fund’s securities will be unable or unwilling to make timely principal, interest, or settlement payments, or otherwise honor its obligations. Credit risk associated with investments in fixed-income securities relates to the ability of the issuer to make scheduled payments of principal and interest on an obligation. A fund that invests in fixed-income securities is subject to varying degrees of risk that the issuers of the securities will have their credit ratings downgraded or will default, potentially reducing the fund’s share price and income level. Nearly all fixed-income securities are subject to some credit risk, which may vary depending upon whether the issuers of the securities are corporations, domestic or foreign governments, or their subdivisions or instrumentalities. Funds that invest in below-investment-grade securities, also called non-investment grade bonds (e.g., fixed-income securities rated Ba or lower by Moody’s Investors Service, Inc. or BB or lower by S&P Global Ratings or Fitch Ratings, as applicable, at the time of investment, or determined by a manager to be of comparable quality to securities so rated) are subject to increased credit risk. The sovereign debt of many foreign governments, including their subdivisions and instrumentalities, falls into this category. Below-investment-grade securities offer the potential for higher investment returns than higher-rated securities, but they carry greater credit risk: their issuers’ continuing ability to meet principal and interest payments is considered speculative, they are more susceptible to real or perceived adverse economic and competitive industry conditions, and they may be less liquid than higher-rated securities.

Inflation/Deflation Risk. Inflation risk is the risk that the value of assets or income from the Fund’s investments will be worth less in the future as inflation decreases the value of payments at future dates. As inflation increases, the real value of the Fund’s portfolio could decline. Deflation risk is the risk that prices throughout the economy decline over time. Deflation may have an adverse effect on the credit of an investment and may make default more likely, which may result in a decline in the value of the Fund’s portfolio.

Senior Debt Risk. Because it may invest in below-investment grade senior debt, the Fund may be subject to greater levels of credit risk than funds that do not invest in such debt. The Fund may also be subject to greater levels of liquidity risk than funds that do not invest in senior debt. Restrictions on transfers in loan agreements, a lack of publicly available information and other factors may, in certain instances, make senior debt more difficult to sell at an advantageous time or price than other types of securities or instruments. Additionally, if the issuer of senior debt prepays, the Fund will have to consider reinvesting the proceeds in other senior debt or similar instruments that may pay lower interest rates.

Valuation Risk. The Board has designated the Adviser as the valuation designee to perform fair value functions for the Fund in accordance with the Adviser’s valuation policies and procedures. In accordance with these policies and procedures, the Adviser values the Fund’s investments at fair value as determined in good faith when market quotations are not readily available or are deemed to be unreliable. As a result, there can be no assurance that fair value pricing will reflect actual market value, and it is possible that the fair value determined for a security or other asset will be materially different from quoted or published prices, from the prices used by others for the same security or other asset and/or from the value that actually could be or is realized upon the sale of that security or other asset. The Adviser, as valuation designee, is subject to Board oversight and reports to the Board information regarding the fair valuation process and related material matters.

Economic Recessions or Downturns. The Fund’s investments may be susceptible to economic downturns or recessions. During these periods the value of the Fund’s portfolio may decrease if it is required to write down the values of its investments. Adverse economic conditions may also decrease the value of the Fund’s equity investments and the value of collateral securing any debt instruments that it holds. Economic slowdowns or recessions could lead to financial losses in the Fund’s portfolio and a decrease in revenues, net income and assets which could harm its operating results. In addition, a prolonged economic downturn or recession could extend its investment time horizon by limiting its ability to achieve timely liquidity events, such as a sale or merger or the refinancing of its debt investments, and could ultimately impact its ability to realize anticipated investment returns.

International investments create additional risks.

We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 20% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:

•	foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;

•	foreign currency devaluations that reduce the value of and returns on our foreign investments;

•	adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;

•	adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;

•

the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;

•	adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;

•	changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;

•	high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;

•

deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and

•	legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

In addition, we may make investments in countries whose governments or economies may prove unstable. Certain of the countries in which we may invest may have political, economic and legal systems that are unpredictable, unreliable or otherwise inadequate with respect to the implementation, interpretation and enforcement of laws protecting asset ownership and economic interests. In some of the countries in which we may invest, there may be a risk of nationalization, expropriation or confiscatory taxation, which may have an adverse effect on our portfolio companies in those countries and the rates of return that we are able to achieve on such investments. We may also lose the total value of any investment which is nationalized, expropriated or confiscated. The financial results and investment opportunities available to us, particularly in developing countries and emerging markets, may be materially and adversely affected by any or all of these political, economic and legal risks.

Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

Investments in middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that middle-market companies:

•

may have limited financial resources and may be unable to meet the obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•

frequently have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;

•

are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

•	may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

A lack of liquidity in certain of our investments may adversely affect our business.

We invest in certain companies whose securities are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors and whose securities are subject to legal and other restrictions on resale or are otherwise less liquid than publicly traded securities. The illiquidity of certain of our investments may make it difficult for us to sell these investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded these investments. The reduced liquidity of our investments may make it difficult for us to dispose of them at a favorable price, and, as a result, we may suffer losses.

Risks Related to the Adviser and Its Affiliates; Conflicts of Interest

Conflicts Related to Obligations the Adviser Has to Other Clients. Certain Adviser personnel serve, or may serve, as officers, trustees, members, or principals of entities that operate in the same or a related line of business as the Fund does, or of investment funds, accounts, or investment vehicles managed by the Adviser or affiliates of the Adviser. Similarly, the Adviser may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, the Adviser and certain personnel may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Fund or its shareholders. The Adviser intends to allocate any investment opportunities in a fair and equitable manner; however, there is no assurance that that the Fund will be able to participate in all investment opportunities or that investment opportunities will be allocated in a fair and equitable manner.

The Adviser’s officers and board members each serve in a dual capacity as officers and/or board members of the Adviser as well as officers and/or employees of John Hancock and/or one or more of its affiliates. These persons are shared with and provide services to the Adviser under a services agreement with John Hancock (which has a services agreement with one or more affiliated companies), but typically spend the majority of their time on activities for John Hancock or its affiliates. These persons are subject to the control of John Hancock or its affiliates and might take actions that are different from the actions that individuals who are not employed by John Hancock or its affiliates would take. The principal activity of certain of these persons is in each case providing investment advice or investment management-related services to affiliated or non-affiliated entities. These supervised persons receive a base salary and performance-based bonus which is based on a number of factors, including the performance of certain accounts of John Hancock that are independent of the investments made by the Adviser on behalf of its clients, which could present a conflict of interest. For example, certain officers of the Adviser, acting in their capacity as John Hancock employees, might review investments for John Hancock of the type in which the Adviser’s clients do not invest. If that asset class were performing better than asset classes in which the Adviser’s clients do invest, the compensation of such supervised persons from that asset class would be higher and thus would incentivize such supervised persons to allocate more of their time and attention to that asset class. Additionally, potential material conflicts also include those relating to the allocation of investment opportunities as well as general preferential treatment for a proprietary account because of the portfolio manager or relevant investment staff’s economic and employment relationship with John Hancock and its affiliated insurance companies. Furthermore, affiliates of the Adviser may sponsor feeder vehicles that could invest in the Fund as shareholders. Such sponsors of feeder vehicles may charge their investors additional fees, including performance based fees. The Adviser may have incentives to refer potential investors to these feeder vehicles. These conflicts are mitigated by: each such supervised person’s responsibility to render services in the client’s best interest pursuant to the investment management or other agreement and the Adviser’s code of ethics and the Adviser’s Conflict of Interest and Investment Allocation Oversight Committee.

Possession of Material Non-Public Information, Limiting the Adviser’s Investment Discretion. Adviser personnel, including members of the Investment Committee, may serve as trustees of, or in a similar capacity with, portfolio companies in which the Fund invests, the securities of which are purchased or sold on the Fund’s behalf. In the event that material non-public information is obtained with respect to such companies, or the Fund becomes subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, the Fund could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Fund.

Management Fees. Even in the event the value of an investor’s investment declines, the Management Fee will still be payable to the Adviser. The Management Fee is calculated as a percentage of the value of the Fund’s net assets. In addition, the Management Fee is payable regardless of whether the value of the Fund’s net assets has decreased. Because the Management Fee is calculated on net assets, including uninvested cash, the Adviser may continue to collect a Management Fee even if the Fund fails to identify and make investments.

Effect of the Adviser’s Incentive Fee. The Fund will allocate the Incentive Fee to the Adviser based on returns to the shareholders. The Incentive Fee is asymmetric — it grants the Adviser a priority allocation of gains without requiring the Adviser to accept a corresponding (or any) priority allocation of losses. Accordingly, the Incentive Fee may create an incentive for the Adviser to make investments that are risky or more speculative than would be the case in the absence of such arrangement. The way in which the Incentive Fee payable to the Adviser is determined may encourage it to use leverage to increase the return on the Fund’s investments. In addition, the fact that the Management Fee is payable based upon the Fund’s net assets (i.e., the total assets of the Fund (including any assets attributable to any Preferred Shares that may be issued or to indebtedness), minus the Fund’s liabilities determined on a consolidated basis in accordance with GAAP), which would include any borrowings for investment purposes, may encourage the Adviser to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor shareholders. Such a practice could result in the Fund’s investing in more speculative securities than would otherwise be in its best interests, which could result in higher investment losses, particularly during cyclical economic downturns.

Limitation on Liability of the Adviser. The Investment Advisory Agreement provides that the Adviser, its officers, members and personnel, and any person controlling or controlled by the Adviser will not be liable to the Fund or its shareholders for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the duties that Adviser owes to the Fund under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, the Fund has agreed to indemnify the Adviser and each of its officers, trustees, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with business and operations or any action taken or omitted on the Fund’s behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Adviser to act in a riskier manner when acting on the Fund’s behalf than it would when acting for its own account.

We may be obligated to pay the Adviser incentive compensation on income that we have not received.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received. For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles the Adviser to receive a portion of our Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any incentive fees on Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

Our shares may be purchased by the Adviser or its affiliates.

The Adviser and its affiliates expect to purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, that the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our share.

The compensation we pay to the Adviser will be determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The Investment Advisory Agreement will not be entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Adviser may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.

The Placement Agent’s influence on the Private Offering gives it the ability to increase the fees payable to the Adviser.

The Adviser is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Placement Agent, which is an affiliate of the Adviser, will be incentivized to raise more proceeds in the Private Offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Adviser.

Risks Related to Business Development Companies

Failure to maintain our status as a BDC would reduce our operating flexibility.

We have elected to be regulated as a BDC under the 1940 Act. If we do not remain a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility.

We are uncertain of our future sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.

The net proceeds from the Private Offering will be used to (1) make investments in accordance with our investment strategy and policies, (2) reduce borrowings and repay indebtedness incurred under various financing agreements we may enter into, (3) fund repurchases under our share repurchase program, and (4) for general corporate purposes, including paying operating expenses and other various fees and expenses such as base management fees and incentive fees. Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or additional equity financing in the future to operate. We may also need to access the capital markets to refinance debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must distribute distributions to our shareholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our shareholders.

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

As a BDC, we may not acquire any assets other than “qualifying assets,” as listed in Section 55(a) of the 1940 Act, unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.

Regulations governing our operation as a BDC and a RIC will affect our ability to raise, and the way in which we raise, additional capital or borrow for investment purposes, which may have a negative effect on our growth.

As a result of the annual distribution requirement to qualify as a RIC, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined under the 1940 Act, including issuing Preferred Shares, borrowing money from banks or other financial institutions or issuing debt securities only in amounts such that our asset coverage meets the threshold set forth in the 1940 Act immediately after each such issuance. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Our ability to issue different types of securities is also limited. Under the 1940 Act, any Preferred Shares we issue will constitute a “senior security” for purposes of the 150% asset coverage test. Compliance with these requirements may unfavorably limit our investment opportunities and reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend. As a BDC, therefore, we intend to continuously issue equity at a rate more frequent than our privately-owned competitors, which may lead to greater shareholder dilution.

We expect to borrow for investment purposes. If the value of our assets declines, we may be unable to satisfy the asset coverage test under the 1940 Act, which would prohibit us from paying distributions and could prevent us from qualifying or maintaining our qualification as a RIC. If we cannot satisfy the asset coverage test, we may be required to sell a portion of our investments and, depending on the nature of our debt financing, repay a portion of our indebtedness at a time when such sales may be disadvantageous.

In the absence of an event of default, no person or entity from which we borrow money has a veto right or voting power over our ability to set policy, make investment decisions or adopt investment strategies. Preferred Shares are another form of leverage and, if issued, would rank “senior” to our Common Shares in our capital structure. Preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of holders of our Common Shares, and the issuance of Preferred Shares, if any, could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in the best interest of holders of our Common Shares. Holders of our Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any Preferred Shares that we may issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of our Common Shares and the rights of holders of shares of Preferred Shares, if any, to receive distributions would be senior to those of holders of shares of Common Shares.

Under the 1940 Act, we generally are prohibited from issuing or selling our shares at a price per share, after deducting selling commissions, that is below our NAV per share, which may be a disadvantage as compared with other public companies. We may, however, sell our shares, or warrants, options or rights to acquire our shares, at a price below the current NAV of our shares if our Board of Trustees, including our Independent Trustees, determine that such sale is in our best interests and the best interests of our shareholders, and our shareholders, as well as those shareholders that are not affiliated with us, approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price that, in the determination of our Board of Trustees, closely approximates the fair value of such securities. If we raise additional funds by issuing Common Shares or senior securities convertible into, or exchangeable for, our Common Shares, then the percentage ownership of our shareholders at that time will decrease, and holders of our Common Shares might experience dilution.

Our ability to enter into transactions with our affiliates is restricted.

The Fund is prohibited under the 1940 Act from participating in certain transactions with certain affiliates without the prior approval of a majority of the independent members of the Board and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of the Fund’s outstanding voting securities will be its affiliate for purposes of the 1940 Act, and the Fund will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of the Board. The 1940 Act also prohibits certain “joint” transactions with certain affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of the Board and, in some cases, the SEC. If a person acquires more than 25% of the Fund’s voting securities, the Fund will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons absent the prior approval of the SEC. Similar restrictions limit the Fund’s ability to transact business with its officers or trustees or their affiliates. The Fund has received the Co-Investment Exemptive Order from the SEC that allows it, subject to the satisfaction of certain conditions, to enter into transactions with certain affiliates. These restrictions may limit the scope of investment opportunities that would otherwise be available.

We are a diversified investment company within the meaning of the 1940 Act, and therefore we are limited with respect to the proportion of our assets that may be invested in securities of a single issuer.

We are classified as a diversified investment company within the meaning of the 1940 Act. Under the 1940 Act, a “diversified” investment company is required to invest at least 75% of the value of its total assets in cash and cash items, government securities, securities of other investment companies and other securities limited in respect of any one issuer to an amount not greater than 5% of the value of the total assets of such company and no more than 10% of the outstanding voting securities of such issuer. Accordingly, as a diversified investment company, we are subject to this requirement. We are also subject to the diversification requirements applicable to RICs under Subchapter M of the Code.

Risks Related to Debt Financing

When we use leverage, the potential for loss on amounts invested in us will be magnified and may increase the risk of investing in us. Leverage may also adversely affect the return on our assets, reduce cash available for distribution to our shareholders and result in losses.

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. The use of leverage involves increased risk, including increased variability of the Fund’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not use leverage. Such a decline could negatively affect our ability to make distributions on our Common Shares. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Adviser. The Fund’s leverage strategy may not work as planned or achieve its goal.

We expect to use leverage to finance our investments. The amount of leverage that we employ will depend on the Adviser’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

As a BDC, we generally are required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any Preferred Shares that we may issue in the future, of at least 150%. If this ratio were to fall below 150%, we could not incur additional debt and could be required to sell a portion of our investments to repay some debt when it is disadvantageous to do so. This could have a material adverse effect on our operations and investment activities. Moreover, our ability to make distributions to you may be significantly restricted or we may not be able to make any such distributions whatsoever. The amount of leverage that we will employ will be subject to oversight by our Board of Trustees, a majority of whom will be Independent Trustees upon and following the BDC Election Date with no material interests in such transactions.

We may also enter into reverse repurchase agreements. Transactions under such agreements constitute leverage. When the Fund enters into a reverse repurchase agreement, any fluctuations in the market value of either the securities transferred to another party or the securities in which the proceeds may be invested would affect the market value of the Fund’s assets. As a result, the use of such leverage transactions may increase fluctuations in the market value of the Fund’s assets compared to what would occur without the use of such transactions. Because reverse repurchase agreements may be considered to be the practical equivalent of borrowing funds, they constitute a form of leverage. If the Fund reinvests the proceeds of a reverse repurchase agreement at a rate lower than the cost of the agreement, transacting under such agreement will lower the Fund’s yield.

Although use of leverage by the Fund has the potential to enhance overall returns that exceed the Fund’s cost of funds, they will further diminish returns (or increase losses on capital) to the extent overall returns are less than the Fund’s cost of funds. In addition, borrowings and reverse repurchase agreements or similar arrangements in which the Fund may engage may be secured by the shareholders’ investments as well as by the Fund’s assets and the documentation relating to such transactions may provide that during the continuance of a default under such arrangement, the interests of the investors may be subordinated to the interests of the Fund’s lenders or debtholders.

Any future credit facilities and unsecured notes impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew our facilities or to add new or replacement debt facilities or issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition or results of operations.

We may default under our credit facilities.

In the event we default under a credit facility or other borrowings, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under such borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under such borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Provisions in a credit facility may limit our investment discretion.

A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Fund, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.

In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.

In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.

Government Regulation of Derivatives. The regulation of the U.S. and non-U.S. derivatives markets has undergone substantial change in recent years and such change may continue. In particular, effective August 19, 2022 (the “Compliance Date”), the Derivatives Rule replaced the asset segregation regime of Investment Company Act Release No. 10666 (Release 10666) with a new framework for the use of derivatives by registered funds. On the Compliance Date, the SEC rescinded Release 10666 and withdrew no-action letters and similar guidance addressing a fund’s use of derivatives and began requiring funds to satisfy the requirements of the Derivatives Rule. As a result, the Fund no longer engages in “segregation” or “coverage” techniques with respect to derivatives transactions and instead complies with the applicable requirements of the Derivatives Rule.

The Derivatives Rule mandates that the Fund adopt and/or implement: (i) value-at-risk limitations (“VaR”); (ii) a written derivatives risk management program; (iii) new Board oversight responsibilities; and (iv) new reporting and recordkeeping requirements. In the event that a fund’s derivative exposure is 10% or less of its net assets, excluding certain currency and interest rate hedging transactions, it can elect to be classified as a limited derivatives user (“Limited Derivatives User”) under the Derivatives Rule, in which case the fund is not subject to the full requirements of the Derivatives Rule. Limited Derivatives Users are excepted from VaR testing, implementing a derivatives risk management program, and certain Board oversight and reporting requirements mandated by the Derivatives Rule. However, a Limited Derivatives User is still required to implement written compliance policies and procedures reasonably designed to manage its derivatives risks.

As discussed above, the Derivatives Rule also provides special treatment for reverse repurchase agreements, similar financing transactions and unfunded commitment agreements. Specifically, a fund may elect whether to treat reverse repurchase agreements and similar financing transactions as “derivatives transactions” subject to the requirements of the Derivatives Rule or as senior securities equivalent to bank borrowings for purposes of Section 18 of the 1940 Act. In addition, a fund may invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security, provided that: (i) the fund intends to physically settle the transaction; and (ii) the transaction will settle within 35 days of its trade date.

Furthermore, it is possible that additional governmental regulation of various types of derivative instruments may limit or prevent the fund from using such instruments as part of its investment strategy, which could negatively impact the fund. New position limits imposed on the fund or its counterparty may also impact the fund’s ability to invest in futures, options, and swaps in a manner that efficiently meets its investment objective.

Use of extensive hedging and other strategic transactions by a fund will require, among other things, that the fund post collateral with counterparties or clearinghouses, and/or are subject to the Derivatives Rule regulatory limitations as outlined above.

Changes in interest rates may affect our cost of capital and net investment income.

General interest rate fluctuations may have a substantial negative impact on the Fund’s investments, the value of its Common Shares and its rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on investment income. An increase in interest rates could decrease the value of any investments the Fund holds which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high yield bonds, and also could increase interest expense, thereby decreasing net investment income. Also, an increase in interest rates available to investors could make investment in the Fund’s Common Shares less attractive if the Fund is not able to increase distributions, which could reduce the value of its Common Shares.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to Pre-Incentive Fee Net Investment Income Returns.

We may form one or more CLOs, which may subject us to certain structured financing risks.

To finance investments, we may securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This would involve contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a nonrecourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.

If we create a CLO, we will depend in part on distributions from the CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions will be subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC tax treatment, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the Common Shares.

In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.

The manager for a CLO that we create may be the Fund, the Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Fund serves as manager and the Fund is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Fund (and indirectly its shareholders) or any affiliate.

Federal Income Tax and Related Risk

The Fund Will be Subject to Corporate-level U.S. Federal Income Tax if it is Unable to Qualify as a RIC. Although the Fund has elected to be treated as a RIC, no assurance can be given that it will be able to continue to qualify for and maintain qualification as a RIC. To obtain and maintain qualification as a RIC, the Fund must meet the following source-of-income, asset diversification, and distribution requirements.

The income source requirement will be satisfied if the Fund obtains at least 90% of gross income for each year from dividends, interest, foreign currency, payments with respect to loans of certain securities, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or similar sources.

The asset diversification requirement will be satisfied if the Fund meets certain asset diversification requirements at the end of each quarter of its taxable year. Failure to meet those requirements may result in the Fund having to dispose of certain investments quickly in order to prevent the loss of its qualification as a RIC. Because most of its investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses. The Fund may have difficulty satisfying the diversification requirement during its ramp-up phase until it has a portfolio of investments.

The annual distribution requirement will be satisfied if the Fund distributes to shareholders on an annual basis at least 90% of net ordinary income, net exempt interest income, if any, and realized net short-term capital gains in excess of realized net long-term capital losses, if any. Because the Fund may use debt financing, it is subject to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict the Fund from making distributions necessary to satisfy the distribution requirement. If the Fund is unable to obtain cash from other sources, it could fail to qualify as a RIC.

If the Fund fails to qualify as a RIC for any reason and therefore becomes subject to corporate income tax, the resulting corporate taxes could substantially reduce its net assets, the amount of income available for distribution and the amount of distributions.

The Fund May Have Difficulty Paying its Required Distributions if it Recognizes Income Before or Without Receiving Cash Representing Such Income. For U.S. federal income tax purposes, the Fund will include in its taxable income certain amounts that it has not yet received in cash, such as original issue discount, which may arise if it receives warrants in connection with the origination of a loan or possibly in other circumstances, or contractual “payment-in-kind,” or PIK, interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount or increases in loan balances as a result of contractual PIK arrangements will be included in the Fund’s taxable income before it receives any corresponding cash payments. The Fund also may be required to include in taxable income certain other amounts that it will not receive in cash. Since, in certain cases, it may recognize taxable income before or without receiving corresponding cash payments, it may have difficulty meeting the annual distribution requirement necessary to maintain its qualification as a RIC. Accordingly, to satisfy RIC distribution requirements, it may have to sell some investments at times or at prices it would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities. If the Fund is not able to obtain cash from other sources, it may fail to qualify for tax treatment as a RIC and thus become subject to corporate-level U.S. federal income tax.

The Fund’s investments may include original-issue-discount instruments and contractual PIK-interest arrangements. To the extent original issue discount or PIK-interest constitutes a portion of the Fund’s income, the Fund are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:

•

The higher interest rates of original issue discount and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and original issue discount and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when actual collection is supposed to occur at the maturity of the obligation.

•

Original issue discount and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. Original issue discount and PIK income may also create uncertainty about the source of cash distributions.

•

To the extent the Fund provides loans with interest-only payments or moderate loan amortization, the majority of the principal payment or amortization of principal may be deferred until loan maturity. Because this debt generally allows the borrower to make a large lump-sum payment of principal at the end of the loan term, there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

•

For accounting purposes, any cash distributions to shareholders representing original issue discount and PIK-income are not treated as coming from paid-in capital, even though the cash to pay them comes from offering proceeds. As a result, despite the fact that a distribution representing original issue discount and PIK-income could be paid out of amounts invested by shareholders, the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.

•

An election to defer PIK interest payments by adding them to principal increases the Fund’s gross assets and, thus, increases future base management fees to the Adviser and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Adviser’s future income incentive fees at a compounding rate.

•	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

•	The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan.

•	OID creates the risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.

•

The required recognition of OID, including PIK, interest for U.S. federal income tax purposes may have a negative impact on liquidity, because it represents a non-cash component of the Company’s taxable income that must, nevertheless, be distributed to investors to avoid it being subject to corporate level taxation.

Distribution and Asset Coverage Ratio Requirements May Impact Fund’s Ability to Grow. In order for the Fund to obtain and maintain RIC tax treatment, among other things, it is required to distribute at least 90% of the sum of its net ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any. As a result, these earnings will not be available to fund new investments, and the Fund will need additional capital to fund growth in its investment portfolio. If the Fund fails to obtain additional capital, it could be forced to curtail or cease new investment activities, which could adversely affect business, operations and results.

Unrealized Depreciation on the Fund’s Loan Portfolio May Be an Indication of Future Realized Losses and Reduction in Income Available for Distribution. As a registered closed-end management investment company, the Fund is required to carry investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Adviser, as valuation designee. Decreases in the market values or fair values of the Fund’s investments are recorded as unrealized depreciation. Any unrealized losses in the Fund’s portfolio could be an indication of an issuer’s inability to meet its repayment obligations with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of income available for distribution or to make payments on other obligations in future periods.

If the Fund’s distributions exceed the Fund’s taxable income and capital gains realized during a taxable year, all or a portion of the distributions made in the same taxable year may be recharacterized as a return of capital to common shareholders. A return of capital distribution will generally not be taxable to shareholders. However, a return of capital distribution will reduce a shareholder’s cost basis in Shares on which the distribution was received, thereby potentially resulting in a higher reported capital gain or lower reported capital loss when those Shares are sold or otherwise disposed of.

Risks Related to an Investment in the Common Shares

If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.

We face risks associated with the deployment of our capital.

In light of the nature of our continuous offering in relation to our investment strategy and the need to be able to deploy potentially large amounts of capital quickly to capitalize on potential investment opportunities, if we have difficulty identifying investments on attractive terms, there could be a delay between the time we receive net proceeds from the sale of shares of our Common Shares in the Private Offering and the time we invest the net proceeds. Our proportion of privately negotiated investments may be lower than expected. We may also from time to time hold cash pending deployment into investments or have less than our targeted leverage, which cash or shortfall in target leverage may at times be significant, particularly at times when we are receiving high amounts of offering proceeds and/or times when there are few attractive investment opportunities. Such cash may be held in an account for the benefit of our shareholders that may be invested in money market accounts or other similar temporary investments, each of which are subject to the management fees.

In the event we are unable to find suitable investments such cash may be maintained for longer periods which would be dilutive to overall investment returns. This could cause a substantial delay in the time it takes for your investment to realize its full potential return and could adversely affect our ability to pay regular distributions of cash flow from operations to you. It is not anticipated that the temporary investment of such cash into money market accounts or other similar temporary investments pending deployment into investments will generate significant interest, and investors should understand that such low interest payments on the temporarily invested cash may adversely affect overall returns. In the event we fail to timely invest the net proceeds of sales of our Common Shares or do not deploy sufficient capital to meet our targeted leverage, our results of operations and financial condition may be adversely affected.

We may have difficulty sourcing investment opportunities.

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Adviser will select our investments subsequent to the Private Offering, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

We may have difficulty paying distributions and the tax character of any distributions is uncertain.

We generally intend to distribute substantially all of our available earnings annually by paying distributions on a quarterly basis, as determined by the Board of Trustees in its discretion. We cannot assure investors that we will achieve investment results that will allow us to make a specified level of cash distributions (particularly during the early stages of our operations) or year-to-year increases in cash distributions. Our ability to pay distributions might be adversely affected by the impact of one or more of the risk factors described in this report. Due to the asset coverage test applicable to us under the 1940 Act as a BDC, we may be limited in our ability to make distributions. In addition, if we enter into a credit facility or any other borrowing facility, for so long as such facility is outstanding, we anticipate that we may be required by its terms to use all payments of interest and principal that we receive from our current investments as well as any proceeds received from the sale of our current investments to repay amounts outstanding thereunder, which could adversely affect our ability to make distributions.

Furthermore, the tax treatment and characterization of our distributions may vary significantly from time to time due to the nature of our investments. The ultimate tax characterization of our distributions made during a taxable year may not finally be determined until after the end of that taxable year. We may make distributions during a taxable year that exceed our investment company taxable income and net capital gains for that taxable year. In such a situation, the amount by which our total distributions exceed investment company taxable income and net capital gains generally would be treated as a return of capital up to the amount of a shareholder’s tax basis in the shares, with any amounts exceeding such tax basis treated as a gain from the sale or exchange of such shares. A return of capital generally is a return of a shareholder’s investment rather than a return of earnings or gains derived from our investment activities. Moreover, we may pay all or a substantial portion of our distributions from the proceeds of the sale of our shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of shareholders’ capital and will reduce such shareholders’ tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

An investment in our Common Shares will have limited liquidity.

There is currently no public market for the Fund’s shares, and a market for the Fund’s shares will never develop. The Fund’s shares are not registered under the Securities Act, or any state securities law and is restricted as to transfer by law and the terms of the charter. Shareholders generally may not sell, assign or transfer shares without prior written consent of the Adviser, which the Adviser may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in the Fund’s shares for an indefinite period of time.

There are restrictions on the ability of holders of our Common Shares to transfer shares in excess of the restrictions typically associated with a private offering of securities under Regulation D and other exemptions from registration under the Securities Act, and these restrictions could limit the liquidity of an investment our Common Shares and the price at which holders may be able to sell the shares.

We are relying on an exemption from registration under the Securities Act and state securities laws in offering our Common Shares. As such, absent an effective registration statement covering our Common Shares such shares may be resold only in transactions that are exempt from the registration requirements of the Securities Act. Our Common Shares will have limited transferability which could delay, defer or prevent a transaction or a change of control of the Fund that might involve a premium price for our securities or otherwise be in the best interest of our shareholders.

Certain investors will be subject to Exchange Act filing requirements.

Because our Common Shares will be registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares will have to be disclosed in a Schedule 13G or other filings with the SEC. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, our shareholders who choose to reinvest their dividends may see their percentage stake in the Fund increased to more than 5%, thus triggering this filing requirement. Each shareholder is responsible for determining their filing obligations and preparing the filings. In addition, our shareholders who hold more than 10% of a class of our shares may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Fund profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.

Shareholders may experience dilution.

All distributions declared in cash payable to holders of Common Shares that are participants in our dividend reinvestment plan will generally be automatically reinvested in our Common Shares. As a result, shareholders that do not participate in our dividend reinvestment plan may experience dilution over time.

Holders of our Common Shares will not have preemptive rights to any shares we issue in the future. Our Declaration of Trust allows us to issue an unlimited number of Common Shares. After you purchase Common Shares, our Board of Trustees may elect, without shareholder approval, to: (1) sell additional shares in the Private Offering or future public or private offerings; (2) issue Common Shares or interests in any of our subsidiaries in private offerings; (3) issue Common Shares upon the exercise of the options we may grant to our independent trustees or future employees; or (4) subject to applicable law, issue Common Shares in payment of an outstanding obligation to pay fees for services rendered to us. To the extent we issue additional Common Shares after your purchase in the Private Offering, your percentage ownership interest in us will be diluted. Because of these and other reasons, our shareholders may experience substantial dilution in their percentage ownership of our shares or their interests in the underlying assets held by our subsidiaries.

Investing in our shares involves a high degree of risk.

The investments we make in accordance with our investment objectives may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our shares may not be suitable for someone with lower risk tolerance.

The NAV of our shares may fluctuate significantly.

The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of our adviser or certain of its respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Any Preferred Shares we may determine to issue in the future could adversely affect the value of the Common Shares.

Any Preferred Shares we may determine to issue in the future may have dividend or conversion rights, liquidation preferences or other economic terms favorable to the holders of such series Preferred Shares that could make an investment in the Common Shares less attractive. In addition, the dividends on any Preferred Shares we issue must be cumulative. Payment of dividends and repayment of the liquidation preference of Preferred Shares must take preference over any distributions or other payments to holders of Common Shares, and holders of Preferred Shares are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than convertible Preferred Shares that converts into Common Shares). In addition, under the 1940 Act, any such Preferred Shares would constitute a “senior security” for purposes of the 150% asset coverage test.

Holders of any Preferred Shares that we may issue will have the right to elect certain members of our Board of Trustees and have class voting rights on certain matters.

The 1940 Act requires that holders of any Preferred Shares that we may issue must be entitled as a class to elect two directors at all times. In addition, in accordance with the 1940 Act and the terms of any Preferred Shares we may issue in the future, if dividends thereon are unpaid in an amount equal to at least two years of dividends, the holders of our Preferred Shares will be entitled to elect a majority of our Board of Trustees. Holders of our Preferred Shares may have the right to vote, including in the election of trustees, in ways that may benefit their interests but not the interests of holders of our Common Shares.

General Risk Factors

Economic and Market Events Risk. Events in certain sectors historically have resulted, and may in the future result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. These events have included, but are not limited to: bankruptcies, corporate restructurings, and other similar events; governmental efforts to limit short selling and high frequency trading; measures to address U.S. federal and state budget deficits; social, political and economic instability in Europe; economic stimulus by the Japanese central bank; dramatic changes in energy prices and currency exchange rates; and China’s economic slowdown. Interconnected global economies and financial markets increase the possibility that conditions in one country or region might adversely impact issuers in a different country or region. Both domestic and foreign equity markets have experienced increased volatility and turmoil, with issuers that have exposure to the real estate, mortgage, and credit markets particularly affected. Financial institutions could suffer losses as interest rates rise or economic conditions deteriorate.

In addition, relatively high market volatility and reduced liquidity in credit and fixed-income markets may adversely affect many issuers worldwide. Actions taken by the U.S. Federal Reserve (“Fed”) or foreign central banks to stimulate or stabilize economic growth, such as interventions in currency markets, could cause high volatility in the equity and fixed-income markets. Reduced liquidity may result in less money being available to purchase raw materials, goods, and services from emerging markets, which may, in turn, bring down the prices of these economic staples. It may also result in emerging-market issuers having more difficulty obtaining financing, which may, in turn, cause a decline in their securities prices.

Beginning in March 2022, the Fed began increasing interest rates and has signaled the potential for further increases. As a result, risks associated with rising interest rates are currently heightened. It is difficult to accurately predict the pace at which the Fed will increase interest rates any further, or the timing, frequency or magnitude of any such increases, and the evaluation of macro-economic and other conditions could cause a change in approach in the future. Any such increases generally will cause market interest rates to rise and could cause the value of a fund’s investments, and the fund’s NAV, to decline, potentially suddenly and significantly. As a result, a fund may experience higher levels of repurchase requests and, accordingly, increased portfolio turnover, which could increase the costs that the fund incurs and may negatively impact the fund’s performance.

In addition, as the Fed increases the target Fed funds rate, any such rate increases among other factors, could cause markets to experience continuing high volatility. A significant increase in interest rates may cause a decline in the market for equity securities. These events and the possible resulting market volatility may have an adverse effect on the Fund.

Political turmoil within the United States and abroad may also impact the Fund. Although the U.S. government has honored its credit obligations, it remains possible that the United States could default on its obligations. While it is impossible to predict the consequences of such an unprecedented event, it is likely that a default by the United States would be highly disruptive to the United States and global securities markets and could significantly impair the value of the Fund’s investments. Similarly, political events within the United States at times have resulted, and may in the future result, in a shutdown of government services, which could negatively affect the U.S. economy, decrease the value of many Fund investments, and increase uncertainty in or impair the operation of the United States or other securities markets. In recent years, the U.S. renegotiated many of its global trade relationships and imposed or threatened to impose significant import tariffs. These actions could lead to price volatility and overall declines in U.S. and global investment markets.

Uncertainties surrounding the sovereign debt of a number of European Union (“EU”) countries and the viability of the EU have disrupted and may in the future disrupt markets in the United States and around the world. If one or more countries leave the EU or the EU dissolves, the global securities markets likely will be significantly disrupted. On January 31, 2020, the United Kingdom (“UK”) left the EU, commonly referred to as “Brexit,” the UK ceased to be a member of the EU and the UK and EU entered into a Trade and Cooperation Agreement. While the full impact of Brexit is unknown, Brexit has already resulted in volatility in European and global markets. There remains significant market uncertainty regarding Brexit’s ramifications, and the range and potential implications of possible political, regulatory, economic, and market outcomes are difficult to predict. A widespread health crisis such as a global pandemic could cause substantial market volatility, exchange trading suspensions and closures, which may lead to less liquidity in certain instruments, industries, sectors or the markets generally, and may ultimately affect Fund performance. For example, the coronavirus (COVID-19) pandemic has resulted and may continue to result in significant disruptions to global business activity and market volatility due to disruptions in market access, resource availability, facilities operations, imposition of tariffs, export controls and supply chain disruption, among others. While many countries have lifted some or all restrictions related to the coronavirus (COVID-19) and the United States ended the public health emergency and national emergency declarations relating to the coronavirus (COVID-19) pandemic on May 11, 2023, the continued impact of coronavirus (COVID-19) and related variants is uncertain. The impact of a health crisis and other epidemics and pandemics that may arise in the future, could affect the global economy in ways that cannot necessarily be foreseen at the present time. A health crisis may exacerbate other pre-existing political, social and economic risks. Any such impact could adversely affect the Fund’s performance, resulting in losses to your investment.

Political and military events, including in Ukraine, North Korea, Russia, Venezuela, Iran, Syria, and other areas of the Middle East, and nationalist unrest in Europe and South America, also may cause market disruptions.

As a result of continued political tensions and armed conflicts, including the Russian invasion of Ukraine commencing in February of 2022, the extent and ultimate result of which are unknown at this time, the United States and the EU, along with the regulatory bodies of a number of countries, have imposed economic sanctions on certain Russian corporate entities and individuals, and certain sectors of Russia’s economy, which may result in, among other things, the continued devaluation of Russian currency, a downgrade in the country’s credit rating, and/or a decline in the value and liquidity of Russian securities, property or interests. These sanctions could also result in the immediate freeze of Russian securities and/or funds invested in prohibited assets, impairing the ability of a fund to buy, sell, receive or deliver those securities and/or assets. These sanctions or the threat of additional sanctions could also result in Russia taking counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities. The United States and other nations or international organizations may also impose additional economic sanctions or take other actions that may adversely affect Russia-exposed issuers and companies in various sectors of the Russian economy. Any or all of these potential results could lead Russia’s economy into a recession. Economic sanctions and other actions against Russian institutions, companies, and individuals resulting from the ongoing conflict may also have a substantial negative impact on other economies and securities markets both regionally and globally, as well as on companies with operations in the conflict region, the extent to which is unknown at this time. The United States and the EU have also imposed similar sanctions on Belarus for its support of Russia’s invasion of Ukraine. Additional sanctions may be imposed on Belarus and other countries that support Russia. Any such sanctions could present substantially similar risks as those resulting from the sanctions imposed on Russia, including substantial negative impacts on the regional and global economies and securities markets.

In addition, there is a risk that the prices of goods and services in the United States and many foreign economies may decline over time, known as deflation. Deflation may have an adverse effect on stock prices and creditworthiness and may make defaults on debt more likely. If a country’s economy slips into a deflationary pattern, it could last for a prolonged period and may be difficult to reverse. Further, there is a risk that the present value of assets or income from investments will be less in the future, known as inflation. Inflation rates may change frequently and drastically as a result of various factors, including unexpected shifts in the domestic or global economy, and the Fund’s investments may be affected, which may reduce the Fund’s performance. Further, inflation may lead to a rise in interest rates, which may negatively affect the value of debt instruments held by the Fund, resulting in a negative impact on the Fund’s performance. Generally, securities issued in emerging markets are subject to a greater risk of inflationary or deflationary forces, and more developed markets are better able to use monetary policy to normalize markets.

Changes in U.S. Law. Changes in the state and U.S. federal laws applicable to the Fund, including changes to state and U.S. federal tax laws, or applicable to the Adviser and other securities or instruments in which the Fund may invest, may negatively affect the Fund’s returns to shareholders. The Fund may need to modify its investment strategy in the future in order to satisfy new regulatory requirements or to compete in a changed business environment.

Natural Disasters, Adverse Weather Conditions, and Climate Change. Certain areas of the world may be exposed to adverse weather conditions, such as major natural disasters and other extreme weather events, including hurricanes, earthquakes, typhoons, floods, tidal waves, tsunamis, volcanic eruptions, wildfires, droughts, windstorms, coastal storm surges, heat waves, and rising sea levels, among others. Some countries and regions may not have the infrastructure or resources to respond to natural disasters, making them more economically sensitive to environmental events. Such disasters, and the resulting damage, could have a severe and negative impact on the fund’s investment portfolio and, in the longer term, could impair the ability of issuers in which the Fund invests to conduct their businesses in the manner normally conducted. Adverse weather conditions also may have a particularly significant negative effect on issuers in the agricultural sector and on insurance companies that insure against the impact of natural disasters.

Climate change, which is the result of a change in global or regional climate patterns, may increase the frequency and intensity of such adverse weather conditions, resulting in increased economic impact, and may pose long-term risks to a fund’s investments. The future impact of climate change is difficult to predict but may include changes in demand for certain goods and services, supply chain disruption, changes in production costs, increased legislation, regulation, international accords and compliance-related costs, changes in property and security values, availability of natural resources and displacement of peoples.

Legal, technological, political and scientific developments regarding climate change may create new opportunities or risks for issuers in which the fund invests. These developments may create demand for new products or services, including, but not limited to, increased demand for goods that result in lower emissions, increased demand for generation and transmission of energy from alternative energy sources and increased competition to develop innovative new products and technologies. These developments may also decrease demand for existing products or services, including, but not limited to, decreased demand for goods that produce significant greenhouse gas emissions and decreased demand for services related to carbon based energy sources, such as drilling services or equipment maintenance services.

The failure in cybersecurity systems, as well as the occurrence of events unanticipated in the Fund’s or the Adviser’s or its affiliates’ disaster recovery systems and management continuity planning could impair their ability to conduct business effectively.

Intentional cybersecurity breaches include unauthorized access to systems, networks, or devices (such as through “hacking” activity or “phishing”); infection from computer viruses or other malicious software code; and attacks that shut down, disable, slow, or otherwise disrupt operations, business processes, or website access or functionality. Cyberattacks can also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on the service providers’ systems or websites rendering them unavailable to intended users or via “ransomware” that renders the systems inoperable until appropriate actions are taken. In addition, unintentional incidents can occur, such as the inadvertent release of confidential information (possibly resulting in the violation of applicable privacy laws).

A cybersecurity breach could result in the loss or theft of customer data or funds, loss or theft of proprietary information or corporate data, physical damage to a computer or network system, or costs associated with system repairs. Such incidents could cause the Fund, the Adviser, a manager, or other service providers to incur regulatory penalties, reputational damage, additional compliance costs, or financial loss. In addition, such incidents could affect issuers in which the Fund invests, and thereby cause the fund’s investments to lose value.

Cyber-events have the potential to materially affect the Fund and the Adviser’s relationships with accounts, shareholders, clients, customers, employees, products, and service providers. The Fund has established risk management systems reasonably designed to seek to reduce the risks associated with cyber-events. There is no guarantee that the Fund will be able to prevent or mitigate the impact of any or all cyber-events.

The Fund is exposed to operational risk arising from a number of factors, including, but not limited to, human error, processing and communication errors, errors of the Fund’s service providers, counterparties, or other third parties, failed or inadequate processes and technology or system failures.

As an SEC-reporting company, we are subject to regulations not applicable to private companies, such as provisions of the Sarbanes-Oxley Act. Efforts to comply with such regulations will involve significant expenditures, and non-compliance with such regulations may adversely affect us.

As an SEC-reporting company, we are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Our management is required to report on our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. We are required to review on an annual basis our internal control over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal control over financial reporting. As a relatively new company, developing and maintaining an effective system of internal controls may require significant expenditures, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain of when our evaluation, testing and remediation actions will be completed or the impact of the same on our operations. In addition, we may be unable to ensure that the process is effective or that our internal controls over financial reporting are or will be effective in a timely manner. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We are not required to comply with the requirements of the Sarbanes-Oxley Act, including the internal control evaluation and certification requirements of Section 404, and will not be required to comply with all of those requirements until we have been subject to the reporting requirements of the Exchange Act for a specified period of time or the date we are no longer an emerging growth company under the JOBS Act. Accordingly, our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 that we will eventually be required to meet. We are in the process of addressing our internal controls over financial reporting and are establishing formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within the Fund.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an emerging growth company under the JOBS Act. Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls.

We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.

For so long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active market for an investment in our shares.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will take advantage of the extended transition period for complying with new or revised accounting standards, which may make it more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Risk Management and Strategy

As an integral part of our commitment to safeguarding sensitive information and ensuring the integrity of our operations, the Fund utilizes the expertise and diligence of the Adviser and its parent company, Manulife (together, the “Organization”) in upholding robust cybersecurity measures. The Organization maintains a robust and evolving enterprise-wide cybersecurity risk management program (the “Program”) that is designed to assess, identify, manage, mitigate and respond to cybersecurity threats and keep pace with technological innovations, while also meeting applicable legal and regulatory requirements. Through the implementation of the Program, we strive to protect critical information assets (e.g., data, systems, infrastructure) and safeguard the Fund from new and emerging threats.

The Program incorporates legal and regulatory requirements, aligns to industry best practices and requires the safeguarding and protection of information in relation to established information classifications. In this regard, the controls of the Program are based on the International Organization Standardization 27001/27002 Information Security Management System Requirements (“ISO 27001”). The Organization does not currently engage a third party to wholly review its information security infrastructure. However, as part of the Program, the Adviser has network-level penetration testing conducted annually by a third-party, along with application and physical penetration testing conducted regularly by both internal and external resources.

We are aware of the risks associated with third-party service providers (“vendors”), and the Adviser implements stringent processes to oversee and manage these risks. The Adviser leverages a robust and mature vendor information risk management methodology for evaluating vendors. This review includes, among others, a review of independent assurance (e.g., SOC 2 Type 2 reports, ISO27001 audits), independent penetration tests and policy documentation, as applicable. Moreover, the Adviser consistently includes contractual terms enshrining cybersecurity and availability requirements into the Adviser’s legal agreements with vendors. The Adviser also reassesses critical vendors on a regular basis.

The Adviser and the Fund face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, result of operations, cash flow or reputation. Such risks to date have not had any impact on or relation to the Adviser’s business or the Fund, including our investment strategy, results of operations or financial condition. However, affiliated business lines have experienced threats to their data and systems periodically, including malware and computer virus attacks. The Organization has a robust Information Security program including but not limited to, an Incident Management Process and utilize IDS/IPS to monitor for suspicious network activity, phishing program for educational purposes internally, endpoint protection tools, encryption and more to protect against threats. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see our disclosure entitled “The failure in cybersecurity systems, as well as the occurrence of events unanticipated in the Fund’s or the Adviser’s or its affiliates’ disaster recovery systems and management continuity planning could impair their ability to conduct business effectively” under “Item 1A. Risk Factors.”

Governance

The Board is provided regular reports by the Adviser on its processes for identifying and mitigating cybersecurity risks for the Fund. The Board actively participates in discussions with management, including the Fund’s Chief Compliance Officer and the Organization’s personnel responsible for cybersecurity, and among themselves regarding cybersecurity risks. The Organization’s cybersecurity program includes policies designed to detect and respond to cyber attacks, monitoring third-party service providers’ cyber security policies, and descriptions of the infrastructure, processes and personnel that are devoted to identifying and addressing internal and external threats.

The Organization has strategically integrated its cybersecurity program into its broader risk management framework to promote a company-wide culture of cybersecurity risk management and to protect information on a global basis. The Organization draws upon its team of information security and business resilience professionals that work closely with business and information technology colleagues to continuously evaluate and address cybersecurity risks.

Item 2. Properties.

We do not own any real estate or other physical properties materially important to our operation or any of our subsidiaries. Our headquarters are currently located at 197 Clarendon Street, Boston, MA 02116, where we occupy office space pursuant to the Service Agreement. We believe that our office facilities are suitable and adequate for our business as it is contemplated to be conducted.

Item 3. Legal Proceedings.

There are no legal proceedings to which the Fund or the Adviser is a party that are likely to have a material adverse effect on the Fund or the ability of the Adviser to perform its services under the Investment Advisory Agreement with the Fund, nor, to our knowledge, is any material legal proceeding threatened against us or the Adviser.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Shares will be offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D or Regulation S promulgated thereunder. There is no public market for our Common Shares currently, nor can we give any assurance that one will develop.

Because Common Shares are being acquired by investors in one or more transactions “not involving a public offering,” they are “restricted securities” pursuant to Rule 144 under the Securities Act and may be required to be held indefinitely. Our Common Shares may not be Transferred, whether directly or indirectly, unless the shares are registered under applicable securities laws or specifically exempted from registration (in which case the holders may, at our option, be required to provide us with a legal opinion, in form and substance satisfactory to us, that registration is not required), the transferee meets certain applicable eligibility and/or suitability requirements. Accordingly, investors must be willing to bear the economic risk of investment in the Common Shares until we are liquidated. No Transfer of Common Shares may be made except by registration of the transfer on our books. Each transferee will be required to be bound by these restrictions and the other restrictions imposed on the Common Shares and to execute instruments or certifications as are reasonably required by us.

Holders

As of February 28, 2024, there were 3 holders of record of our Common Shares.

Distributions

The Fund intends to make quarterly distributions of net investment income. Any distributions we make will be at the discretion of our Board, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the RIC requirements, which generally require us to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. As a result, distributions to shareholders cannot be assured, and the amount of each quarterly distribution is likely to vary.

We intend to timely distribute to our shareholders substantially all of our annual taxable income for each year, except that we may retain certain net capital gains for reinvestment and, depending upon the level of taxable income earned in a year, we may choose to defer distribution of taxable income for distribution in the following year and pay any applicable U.S. federal excise tax. It is possible, although not intended, that distributions could exceed net investment income and net short-term and long-term capital gain, resulting in a return of capital for U.S. federal income tax purposes. The specific tax characteristics of our distributions will be reported to shareholders after the end of the calendar year.

Dividend Reinvestment Plan

Pursuant to the Dividend Reinvestment Plan (“DRP”) established by the Fund, each shareholder will automatically be a participant under the DRP and have all income distributions, whether dividend distributions or capital gains distributions, automatically reinvested in additional Common Shares. Election not to participate in the DRP and to receive all income distributions, whether dividend distributions or capital gains distributions, in cash may be made by notice to a shareholder’s intermediary (who should be directed to inform the Fund). A shareholder is free to change this election at any time. If, however, a shareholder elects to change its election within 95 days prior to a distribution, the request will be effective only with respect to distributions after the 95-day period. A shareholder whose Common Shares are registered in the name of a nominee (such as an intermediary) must contact the nominee regarding its status under the DRP, including whether such nominee will participate on such shareholder’s behalf as such nominee will be required to make any such election.

Generally, for U.S. federal income tax purposes, shareholders receiving Common Shares under the DRP will be treated as having received a distribution equal to amount payable to them in cash as a distribution had the shareholder not participated in the DRP.

Common Shares will be issued pursuant to the DRP at their NAV determined on the next valuation date following the ex-dividend date (the last date of a dividend period on which an investor can purchase Common Shares and still be entitled to receive the dividend). There is no sales load or other charge for reinvestment. A request for change of participation/non-participation status in the DRP must be received by the Fund within the above timeframe to be effective for that dividend or capital gain distribution. The Fund may terminate the DRP at any time upon written notice to the participants in the DRP. The Fund may amend the DRP at any time upon 30 days’ written notice to the participants. Any expenses of the DRP will be borne by the Fund.

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions and Dividend Reinvestment Plan” for the distributions declared and payable and amounts received and shares issued to shareholders who have participated in the DRP during the period ended December 31, 2023.

Sales of Unregistered Securities

We have entered into subscription agreements with investors and expect to enter into additional subscription agreements with a number of investors in connection with the Private Offering, pursuant to which have issued and sold, and expect to continue to issue and sell, shares of our common stock under the exemption provided by Section 4(a)(2) of the Securities Act, and Rule 506 of Regulation D and Regulation S promulgated thereunder.

The following table sets forth the total shares issued and proceeds received for our Common Shares for the period from July 17, 2023 (commencement of operations) to December 31, 2023:

Share issue date	Shares Issued	Proceeds Received
July 17, 2023	2,062,345	$41,246,908
November 1, 2023	1,142,229	$23,753,092
Total	3,204,574	$65,000,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this section contains forward-looking statements that involve risks and uncertainties. See “Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

The following discussion and analysis of our financial condition and results of operations is intended to provide a better understanding of our financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. Historical results and percentage relationships among any amounts in the financial statements are not necessarily indicative of trends in operating results for any future periods.

Overview

We are an externally managed, diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on February 8, 2023, we are externally managed by the Adviser, which manages our day-to-day operations and provides us with investment advisory and administrative services pursuant to the terms of the Investment Advisory Agreement, the Service Agreement and the Service Level Agreement. The Adviser is registered as investment adviser with the SEC. We have elected to be treated as a RIC for U.S. federal income tax purposes, and intend to continue to qualify annually thereafter, as a RIC under Subchapter M of the Code.

The Adviser oversees (subject to the oversight of the Board) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Investment Advisory Agreement. Under the Investment Advisory Agreement, we have agreed to pay the Adviser an annual management fee as well as an incentive fee based on our investment performance.

Pursuant to the Service Agreement, the Adviser is responsible for providing, at the expense of the Fund, certain treasury, valuation and portfolio and cash management services to the Fund. Pursuant to the Service Level Agreement, JHIM provides certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. Pursuant to the Service Agreement, the Adviser shall determine, subject to Board approval, the expenses to be reimbursed by the Fund, including an overhead allocation. The payments under the Service Agreement are not intended to provide a profit to the Adviser. Instead, the Adviser provides the services under the Service Agreement because it also provides advisory services under the Investment Advisory Agreement. The reimbursement shall be calculated and paid monthly in arrears. Similarly, under the Service Level Agreement, the Adviser pays JHIM compensation on an at-cost basis, and JHIM does not earn any profit.

We expect to conduct the continuous Private Offering of our Common Shares in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. We are initially offering one class of our Common Shares – the Class NAV shares – and may offer additional classes of our Common Shares in the future. We and the Adviser may apply for the Multi-Class Exemptive Relief from the SEC that, if granted, would permit us to issue multiple classes of shares of our Common Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date in our discretion. We have not yet applied for the Multi-Class Exemptive Relief, and there is no assurance that such relief would be granted.

We commenced operations concurrent with the Initial Closing and, prior to the BDC Election Date, we have conducted our investment activities and operations pursuant to the exclusion from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act. Following the BDC Election Date, we commenced holding monthly closings for the Private Offering, in connection with which we issued Common Shares to investors for immediate cash investment. If there are no purchases for the Private Offering for a particular month, a closing will not be held for that month.

Our investment objectives are to maximize the total return to our shareholders in the form of current income and, to a lesser extent, capital appreciation. The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities) typically created by a club of lenders, as well as related equity investments in companies in which loans have been made by the Fund to middle-market companies. The club of lenders is generally a small group of investment firms.

Investments

Our level of investment activity can and is expected to vary substantially from period to period depending on many factors, including the amount of debt available to middle-market companies, the general economic environment and the competitive environment for the type of investments we make.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $25 million.

Revenues

We plan to principally generate revenues in the form of interest income and, to a lesser extent, capital appreciation on the debt investments we hold, as well as dividends and other distributions on the equity or other securities we hold. In addition, we plan to generate revenues in the form of non-recurring commitment, closing, origination, structuring or diligence fees, monitoring fees, fees for providing managerial assistance, consulting fees, prepayment fees and performance-based fees. Our portfolio activity also reflects the proceeds of sales of securities.

Expenses

The Fund bears all costs of its organization and operation, including but not limited to, as applicable, expenses of preparing, printing and mailing all shareholders’ reports, notices, prospectuses, proxy statements and reports to regulatory agencies; expenses relating to the offering and issuance of shares; investment advisory fees payable under the Investment Advisory Agreement; government fees; interest charges; expenses of furnishing to investors their account statements; taxes; brokerage and other expenses connected with the execution and servicing of portfolio securities and securities transactions; fees and expenses of custodians including those for keeping books and accounts, maintaining any line of credit and calculating the NAV of shares; fees and expenses of dividend disbursing agents; legal, accounting, financial, management, tax and auditing fees and expenses of the Fund (including an allocable portion of the cost of the Adviser’s or an affiliate of the Adviser’s employees rendering such services to the Fund); expenses of Trustees’ and investors’ meetings; trade association memberships; fidelity bond and other insurance premiums; any extraordinary expenses; and all other expenses incurred by the Fund or Adviser with administering the Fund’s business. In addition, the Fund will be responsible for other expenses, fees, taxes, penalties and costs associated with the Fund’s investments, including but not limited to filing fees, fees to third party sub-servicers, taxes payable or required to be withheld by or in respect of the Fund or to which the Fund may be subject, any reasonably incurred fees and expenses relating to legal, accounting, bank or other financial intermediaries, third party advisors and consultants, due diligence, research, litigation and restructuring costs and expenses and all other out of pocket expenses of the Adviser and any affiliate to whom it has delegated any of its functions, power, responsibilities or duties. Certain fees may be waived or reimbursed by the Adviser.

Pursuant to a Service Agreement, the Adviser is responsible for providing, at the expense of the Fund, certain treasury, valuation and portfolio and cash management services to the Fund. Pursuant to the Service Level Agreement, JHIM provides certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. Pursuant to the Service Agreement, the Adviser shall determine, subject to Board approval, the expenses to be reimbursed by the Fund, including an overhead allocation. The payments under the Service Agreement are not intended to provide a profit to the Adviser. Instead, the Adviser provides the services under the Service Agreement because it also provides advisory services under the Investment Advisory Agreement. The reimbursement shall be calculated and paid monthly in arrears. Similarly, under the Service Level Agreement, the Adviser pays JHIM compensation on an at-cost basis, and JHIM does not earn any profit.

In addition, we have contracted with SS&C to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Adviser, maintaining accounting and corporate books and records, recording investment and shareholder transactions, preparing and reviewing bank account reconciliations and maintaining dividend reinvestment plan.

The Adviser has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Fund’s systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that the Fund shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Adviser in its discretion.

From time to time, the Adviser or its affiliates may pay third-party providers of goods or services. We will reimburse the Adviser or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Portfolio and Investment Activity

As of December 31, 2023, the Fund had investments, excluding cash equivalents, in 26 portfolio companies across 7 sectors. Based on fair value as of December 31, 2023, 87.9% of the Fund’s net assets was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in Secured Overnight Financing Rate (“SOFR”). The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of December 31, 2023. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of December 31, 2023, the Fund’s estimated weighted average total yield of investments in debt securities was 11.4%. Weighted average yields are based on interest rates as of December 31, 2023.

Our portfolio and investment activity for the period from July 17, 2023 (inception) through December 31, 2023 is presented below (information presented herein is at amortized cost unless otherwise indicated):

Period from July 17, 2023 (inception) through December 31, 2023
Investments:
Total investments, beginning of period	$—
Purchase of investments	$51,279,966
Proceeds from principal repayments and sales of investments	$(4,023,798)
Net purchases and sales of short-term Investments	$19,398,547
Payment-in-kind interest	$—
Amortization of premium/accretion of discount, net	$18,819
Net realized gain (loss) on investments	$42,993
Total investments, end of period	$66,716,527
Portfolio companies at beginning of period	—
Number of new portfolio companies funded	26
Number of portfolio companies sold or repaid	—
Portfolio companies at end of period	26
Count of investments	70
Count of sectors	7

As of December 31, 2023, our investments, excluding unfunded loan commitments, consisted of the following:

	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$47,317,980	$47,912,823	71.2%
Second-Lien Loans	$—	$—	0.0%
Other Securities	$19,398,547	$19,398,547	28.8%
Total	$66,716,527	$67,311,370	100%

Portfolio Composition as of 12-31-23 (% of net assets)
Senior loans	87.9
Short-term investments and other	12.1
Percentages include unfunded loan commitments.

Sector Composition as of 12-31-23 (% of net assets)
Industrials	48.3
Health care	12.7
Consumer discretionary	9.5
Materials	6.5
Consumer staples	4.5
Information technology	3.2
Financials	3.2
Short-term investments and other	12.1
Percentages include unfunded loan commitments.

Top 10 Issuers as of 12-31-23 (% of net assets)
Pak Quality Foods Acqusition LLC	4.5
BLP Buyer, Inc.	4.4
BCTS Parent LLC	4.1
Beary Landscaping LLC	4.0
OIS Management Services LLC	3.3
PVI Holdings, Inc.	3.3
Paint Intermediate III LLC	3.3
Gannet Fleming, Inc.	3.3
Capital Construction LLC	3.3
Chemtron Supply LLC	3.3
Total	36.8
Cash and cash equivalents are not included.
Percentages include unfunded loan commitments.

Results of Operations

Our operating results for the period from July 17, 2023 (commencement of operations) to December 31, 2023 were as follows:

Net increase (decrease) in Net Assets resulting from operations	$2,954,688

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Our investment income for the period from July 17, 2023 (commencement of operations) to December 31, 2023 was as follows:

Interest	$2,246,089
Dividends	$237,287
Other Income	$72,524
Total Investment Income	$2,555,900

For the period from July 17, 2023 (commencement of operations) to December 31, 2023, total investment income was driven by the Fund’s deployment of capital and invested balance of investments. The size of the Fund’s investment portfolio at fair value was approximately $67.3 million as of December 31, 2023 and, as of such date, all of the Fund’s debt investments were income- producing.

Interest income on the Fund’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Fund expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2023, all of the Fund’s debt investments were performing and current on their interest payments.

Our expenses for the period from July 17, 2023 (commencement of operations) to December 31, 2023 were as follows:

Management fee	$180,039
Accounting and legal services fees	13,758
Trustee fees	2,656
Professional fees	267,018
Custody and accounting fees	32,308
Transfer Agent	29,261
Printing and postage	4,231
Organization cost	504,583
Offering cost	104,697
Other expenses	6,529
Total Expenses	$1,145,080
Expense reductions	(906,032)
Net Expenses	$239,048

Other expenses include insurance, valuation, subscriptions, and other costs. Organization and offering costs include expenses incurred in the Fund’s initial formation and the Fund’s offering of Common Shares.

Expense reductions include contractual management fee waivers.

Income Taxes, Including Excise Taxes

The Fund has elected to be treated, and intends to continue to qualify thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Fund generally will not have to pay corporate-level U.S. federal income taxes on any income and net capital gain that it distributes to shareholders as dividends. To qualify as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to be eligible for pass-through tax treatment as a RIC, the Fund must distribute to the Fund’s shareholders, for each taxable year, at least the sum of 90% of the Fund’s “investment company taxable income,” which is generally net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and 90% of its net exempt interest income, if any, or the “Annual Distribution Requirement.”

For the period from July 17, 2023 (commencement of operations) to December 31, 2023, the Fund did not incur any excise tax.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds from the Private Offering and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. Our primary use of cash will be investments in portfolio companies, payments of our expenses, payment of cash distributions to our shareholders and repurchases of our Common Shares under our share repurchase program.

Equity

For the period from July 17, 2023 (commencement of operations) to December 31, 2023, we held two closings, including the Initial Closing, of our continuous Private Offering. As a result, the total Class NAV shares issued and proceeds received related to such closings were as follows:

Issuance Date	Class NAV Shares Issued	Proceeds Received
July 17, 2023	2,062,345	$41,246,908
November 1, 2023	1,142,229	$23,753,092

Total	3,204,574	$65,000,000

Credit Facilities

We intend to utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Trustees. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Adviser’s assessment of market and other factors.

We intend to establish one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over a specified reference rate. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

We have entered into an intercompany revolving promissory note agreement with JH Funding. The aggregate outstanding borrowings under the agreement with JH Funding for the Fund will not exceed $30 million. As of December 31, 2023, the Fund did not have any borrowings outstanding under the agreement with JH Funding.

Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

We have entered into certain contracts under which we may have material future commitments. We have entered into each of the Investment Advisory Agreement and the Service Agreement with the Adviser to provide us with investment advisory services and administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements made under the Service Agreement are described in “Item 1. Business – Management Agreements.” The Adviser is responsible for payments under the Service Level Agreement.

If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Service Agreement, and the Service Level Agreement between the Adviser and JHIM.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.

As of December 31, 2023, the Fund had the following unfunded commitments outstanding:

Unfunded term loan	Principal on delayed draw term loan	Principal on revolver
Bandon Fitness, Inc.	$191,049	$45,462
BCTS Parent LLC	974,832	283,587
Beary Landscaping LLC	422,535	422,535
BLP Buyer, Inc.	290,323	268,548
Capital Construction LLC	—	161,862
Chemtron Supply LLC	725,959	362,979
CPC Lakeshirts Acquisition LLC	258,419	329,357
Gannet Fleming, Inc.	—	297,877
Health Management Associates, Inc.	210,806	124,004
Krayden Holdings, Inc.	517,388	272,309
Library Associates LLC	—	72,418
M+D Midco, Inc.	233,629	225,607
Midwest Eye Services LLC	—	142,385
OIS Management Services LLC	—	167,626
Paint Intermediate III LLC	—	216,516
Pak Quality Foods Acqusition LLC	537,313	268,657
Security Services Acquisition Sub Corp.	1,245,556	—
Steward Partners Global Advisory LLC	480,043	311,716
WWEC Holdings II Corp.	—	220,719
XpressMyself.com LLC	—	233,050
Total	6,087,852	4,427,214

Distributions and Dividend Reinvestment Plan

Distributions

The Fund intends to make quarterly distributions of net investment income. Any distributions we make will be at the discretion of our Board, who will consider, among other things, our earnings, cash flow, capital needs and general financial condition, as well as our desire to comply with the RIC requirements, which generally require us to make aggregate annual distributions to our shareholders of at least 90% of our net investment income. As a result, distributions to shareholders cannot be assured, and the amount of each quarterly distribution is likely to vary. Distributions to shareholders from net investment income and net realized gains, if any, are recorded on the ex-date. The Fund generally declares and pays dividends at least quarterly. Capital gain distributions, if any, are typically distributed annually.

The following table summarizes distributions declared during the period from July 17, 2023 (commencement of operations) to December 31, 2023:

Date Declared	Record Date	Payment Date	Dividend Per Share
December 28, 2023	December 27, 2023	January 23, 2024	$0.47

Dividend Reinvestment Plan

Pursuant to the Dividend Reinvestment Plan (“DRP”) established by the Fund, each shareholder will automatically be a participant under the DRP and have all income distributions, whether dividend distributions or capital gains distributions, automatically reinvested in additional Common Shares. Election not to participate in the DRP and to receive all income distributions, whether dividend distributions or capital gains distributions, in cash may be made by notice to a shareholder’s intermediary (who should be directed to inform the Fund). A shareholder is free to change this election at any time. If, however, a shareholder elects to change its election within 95 days prior to a distribution, the request will be effective only with respect to distributions after the 95-day period. A shareholder whose Common Shares are registered in the name of a nominee (such as an intermediary) must contact the nominee regarding its status under the DRP, including whether such nominee will participate on such shareholder’s behalf as such nominee will be required to make any such election.

Generally, for U.S. federal income tax purposes, shareholders receiving Common Shares under the DRP will be treated as having received a distribution equal to amount payable to them in cash as a distribution had the shareholder not participated in the DRP.

Common Shares will be issued pursuant to the DRP at their NAV determined on the next valuation date following the ex-dividend date (the last date of a dividend period on which an investor can purchase Common Shares and still be entitled to receive the dividend). There is no sales load or other charge for reinvestment. A request for change of participation/non-participation status in the DRP must be received by the Fund within the above timeframe to be effective for that dividend or capital gain distribution. The Fund may terminate the DRP at any time upon written notice to the participants in the DRP. The Fund may amend the DRP at any time upon 30 days’ written notice to the participants. Any expenses of the DRP will be borne by the Fund.

As of December 31, 2023, no Common Shares were issued pursuant to the dividend reinvestment plan.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying financial statements if not defined herein):

•	the Investment Advisory Agreement;

•	the Service Agreement;

•	the Placement Agency Agreement;

•	the Expense Limitation and Reimbursement Agreement; and

•	the Intercompany Revolving Promissory Note.

See “Item 8. Financial Statements and Supplementary Data—Note 4. Agreements and transactions with related parties” in the accompanying audited financial statements.

Critical Accounting Policies and Use of Estimates

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, which includes our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in the notes to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by the Adviser and overseen by the Board in accordance with the Adviser’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. See “Item 1. Business – Determination of Net Asset Value.”

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our financial statements. We may use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we may have the ability to borrow in foreign currencies under any credit facilities or enter into other financing arrangements, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We expect to typically be a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, are expected to benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. See “Item 1. Business – Determination of Net Asset Value.”

As of December 31, 2023, approximately $48.6 million (principal amount) of our debt portfolio investments (funded positions) bore interest at variable rates, which are generally SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our December 31, 2023 Statement of assets and liabilities, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

Interest income
Up 300 basis points	$1,457,704
Up 200 basis points	971,803
Up 100 basis points	485,901
Down 100 basis points	(485,901)

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of Manulife Private Credit Fund

Opinion on the Financial Statements

We have audited the accompanying statement of assets and liabilities of Manulife Private Credit Fund (the “Fund”), including the portfolio of investments, as of December 31, 2023, and the related statements of operations, changes in net assets and cash flows for the period from July 17, 2023 (commencement of operations) through December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2023, the results of its operations, the changes in its net assets and its cash flows for the period from July 17, 2023 (commencement of operations) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of the Fund’s internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2023, by correspondence with the custodian, brokers and others. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the auditor of the Fund since 2023.

Boston, Massachusetts

February 28, 2024

Manulife Private Credit Fund

Portfolio of investments 12-31-23

	Rate (%)	Maturity	Par value^	Value
Senior loans (A)(B) 87.9%				$58,427,889
(Cost $57,833,046)
Consumer discretionary 9.5%				6,308,073

Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	11.516	07-27-28	571,677	564,531
Bandon Fitness, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	11.534	07-27-28	114,804	113,369
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%)	11.533	07-27-28	1,479,463	1,460,970
CPC Lakeshirts Acquisition LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	11.145	09-02-27	316,398	294,250
CPC Lakeshirts Acquisition LLC, Revolver (3 month CME Term SOFR + 5.500%) (C)	11.145	09-02-27	380,027	353,425
CPC Lakeshirts Acquisition LLC, Term Loan (3 month CME Term SOFR + 5.500%)	11.145	09-04-28	1,470,836	1,367,877
Library Associates LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%)	11.692	03-01-27	292,374	290,912
Library Associates LLC, Revolver (C)	—	02-28-27	72,418	72,056
Library Associates LLC, Term Loan (1 month CME Term SOFR + 6.250%)	11.709	02-26-27	1,799,681	1,790,683
Consumer staples 4.5%				2,966,865

Pak Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	531,940
Pak Quality Foods Acquisition LLC, Revolver (3 month CME Term SOFR + 6.250%) (C)	11.858	12-28-29	313,433	307,164
Pak Quality Foods Acquisition LLC, Term Loan (3 month CME Term SOFR + 6.250%)	11.858	12-28-29	2,149,254	2,127,761
Financials 3.2%				2,142,426

Steward Partners Global Advisory LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 5.250%) (C)	10.822	10-14-28	934,369	922,690
Steward Partners Global Advisory LLC, Revolver (C)	—	10-14-28	311,716	307,820
Steward Partners Global Advisory LLC, Term Loan (6 month CME Term SOFR + 5.250%)	10.893	10-14-28	923,459	911,916
Health care 12.7%				8,455,491

CPC/Cirtec Holdings, Inc., Term Loan (3 month CME Term SOFR + 6.250%)	11.598	01-30-29	2,164,098	2,120,816
Health Management Associates, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (C)	11.727	03-30-29	308,090	305,779
Health Management Associates, Inc., Revolver (C)	—	03-30-29	124,004	123,074
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%)	11.727	03-30-29	1,707,294	1,694,490
Midwest Eye Services LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 4.500%)	9.956	08-20-27	1,252,965	1,215,376
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	142,385	138,113
Midwest Eye Services LLC, Term Loan (3 month CME Term SOFR + 4.500%)	10.038	08-20-27	744,540	722,204
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (Prime rate + 5.250% and 1 month CME Term SOFR + 6.250%)	12.024	12-04-25	1,166,938	1,143,600
Pediatric Home Respiratory Services LLC, Incremental Delayed Draw Term Loan (Prime rate + 5.250% and 1 month CME Term SOFR + 6.250%)	12.265	12-04-25	1,004,596	992,039
Industrials 48.3%				32,102,459

AIDC Intermediate LLC, Term Loan (3 month CME Term SOFR + 6.250%)	11.798	07-22-27	2,164,070	2,142,430

The accompanying notes are an integral part of the financial statements.

Manulife Private Credit Fund

Portfolio of investments 12-31-23

	Rate (%)	Maturity	Par value^	Value
Industrials (continued)
BCTS Parent LLC, Delayed Draw Term Loan (C)	—	12-26-29	974,832	$974,832
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.250%) (C)	10.606	12-26-29	354,484	350,939
BCTS Parent LLC, Term Loan (1 month CME Term SOFR + 5.250%)	10.606	12-26-29	1,417,937	1,403,758
Beary Landscaping LLC, Delayed Draw Term Loan (C)	—	12-21-29	422,535	414,085
Beary Landscaping LLC, Revolver (C)	—	12-21-29	422,535	414,085
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.750%)	11.107	12-21-29	1,901,408	1,863,380
BLP Buyer, Inc., Delayed Draw Term Loan (C)	—	12-21-29	290,323	284,516
BLP Buyer, Inc., Revolver (1 month CME Term SOFR + 5.750%) (C)	11.107	12-21-29	290,323	284,516
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.750%)	11.107	12-21-29	2,419,355	2,370,965
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%)	11.695	10-22-26	1,145,261	1,148,124
Capital Construction LLC, Revolver (1 month CME Term SOFR + 6.250%) (C)	11.693	10-22-26	179,846	179,846
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 6.250%)	11.693	10-22-26	844,887	847,000
Gannet Fleming, Inc., Revolver (C)	—	12-20-28	297,877	297,877
Gannet Fleming, Inc., Term Loan (3 month CME Term SOFR + 6.500%)	11.948	12-20-28	1,867,690	1,881,698
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.500%)	10.956	11-01-26	2,164,043	2,104,532
M+D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	11.032	08-31-28	500,044	500,044
M+D Midco, Inc., Revolver (Prime rate + 4.500%) (C)	13.000	08-31-28	250,675	250,675
M+D Midco, Inc., Term Loan (3 month CME Term SOFR + 5.500%)	11.038	08-31-28	1,415,937	1,415,937
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%)	11.208	11-16-28	556,340	561,904
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 5.750%)	11.198	11-16-28	1,441,865	1,456,283
Paint Intermediate III LLC, Revolver (C)	—	10-07-27	216,516	216,516
Paint Intermediate III LLC, Term Loan (3 month CME Term SOFR + 5.750%)	11.233	10-06-28	1,948,643	1,963,257
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 6.770%)	12.162	01-18-28	2,164,043	2,185,683
Security Services Acquisition Sub Corp., 5th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	83,395	82,769
Security Services Acquisition Sub Corp., 5th Amendment Term Loan A (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	116,963	116,086
Security Services Acquisition Sub Corp., 6th Amendment Term Loan A (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	354,158	351,501
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	189,861	188,437
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (C)	—	09-30-26	1,245,556	1,236,214
Security Services Acquisition Sub Corp., Additional Term Loan A (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	82,356	81,738

The accompanying notes are an integral part of the financial statements.

Manulife Private Credit Fund

Portfolio of investments 12-31-23

	Rate (%)	Maturity	Par value^	Value
Industrials (continued)
Security Services Acquisition Sub Corp., Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	97,989	$97,254
WWEC Holdings II Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%)	11.098	10-03-28	339,568	337,021
WWEC Holdings II Corp., Revolver (Prime rate + 4.750%) (C)	13.250	10-03-28	271,654	269,617
WWEC Holdings II Corp., Term Loan (3 month CME Term SOFR + 5.750%)	11.098	10-03-28	1,555,900	1,544,231
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%)	11.222	09-07-28	597,397	588,436
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	227,224
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%)	10.976	09-07-28	1,334,792	1,301,423
Information technology 3.2%				2,158,633

Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 6.000%)	11.498	12-21-27	2,164,043	2,158,633
Materials 6.5%				4,293,942

Chemtron Supply LLC, Delayed Draw Term Loan (C)	—	03-02-29	725,959	725,959
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	362,979
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 5.750%)	11.098	03-02-29	1,080,308	1,080,308
Krayden Holdings, Inc., Delayed Draw Term Loan A (C)	—	03-01-29	258,694	253,520
Krayden Holdings, Inc., Delayed Draw Term Loan B (C)	—	03-01-29	258,694	253,520
Krayden Holdings, Inc., Revolver (C)	—	03-01-29	272,309	266,863
Krayden Holdings, Inc., Term Loan (3 month CME Term SOFR + 5.750%)	11.198	03-01-29	1,378,360	1,350,793

	Yield (%)		Shares	Value
Short-term investments 29.2%				$19,398,547
(Cost $19,398,547)
Short-term funds 29.2%				19,398,547

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class	4.9800	(D)	19,398,547	19,398,547
Total investments (Cost $77,231,593) 117.1%				$77,826,436
Less unfunded loan commitments (15.8%)				(10,515,066)
Net investments (Cost $66,716,527) 101.3%				$67,311,370
Other assets and liabilities, net (1.3%)				(848,251)
Total net assets 100.0%				$66,463,119

The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the fund.

^	All par values are denominated in U.S. dollars unless otherwise indicated.

The accompanying notes are an integral part of the financial statements.

Manulife Private Credit Fund

Portfolio of investments 12-31-23

Security Abbreviations and Legend

CME	CME Group Published Rates

SOFR	Secured Overnight Financing Rate

(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the financial statements.

(B)

Senior loans are variable rate obligations which generally pay interest rates that are periodically redetermined by reference to a base lending rate and spread, which are both subject to change. The rate shown represents the rate at period end.

(C)

Unfunded or partially unfunded loan commitments. The stated interest rate reflects the reference rate and spread of the funded portion, if any. No interest rate is determined for unfunded positions. See Note 2 for more information.

(D)	The rate shown is the annualized seven-day yield as of 12-31-23.

At 12-31-23, the aggregate cost of investments for federal income tax purposes was $66,272,164. Net unrealized appreciation aggregated to $1,039,206 of which $1,111,352 related to gross unrealized appreciation and $72,146 related to gross unrealized depreciation.

The accompanying notes are an integral part of the financial statements.

Manulife Private Credit Fund

Statement of Assets and Liabilities

December 31, 2023
Assets
Unaffiliated investments, at value (Cost $66,716,527)	$67,311,370
Cash	95,039
Receivable for investments sold	115,720
Interest and dividends receivable	413,164
Receivable from affiliates	221,244
Other assets	327,969

Total assets	68,484,506

Liabilities
Distributions payable	1,491,569
Payables to affiliates:
Management fees payable	56,324
Payable for offering costs	129,820
Accounting and legal services fees	13,758
Trustee fees	2,656
Other liabilities and accrued expenses	327,260

Total liabilities	2,021,387

Net assets	$66,463,119
Net assets consist of
Paid-in capital	$66,538,568
Total distributable earnings (loss)	(75,449)

Net assets	$66,463,119

Net asset value per share
Based on net asset value and shares outstanding - the fund has an unlimited number of shares authorized with par value of $0.01 per share.
Class NAV:
Net assets	$66,463,119
Shares outstanding	3,204,574
Per share	$20.74

See notes to financial statements

Manulife Private Credit Fund

Statement of Operations

Period from July 17, 2023 (Inception) through December 31, 2023
Investment income
Interest	$2,246,089
Dividends	237,287
Other Income	72,524

Total Investment Income	2,555,900

Expenses
Management fee	180,039
Accounting and legal services fees	13,758
Trustee fees	2,656
Professional fees	267,018
Custody and accounting fees	32,308
Transfer Agent	29,261
Printing and postage	4,231
Organization cost	504,583
Offering cost	104,697
Other expenses	6,529

Total expenses	1,145,080
Less expense reductions	(906,032)

Net Expenses	239,048

Net investment income	2,316,852

Realized and unrealized gain (loss)
Net realized gain (loss) on unaffiliated investments	42,993

Change in net unrealized appreciation (depreciation) of unaffiliated investments	594,843

Net realized and unrealized gain (loss)	637,836

Increase (decrease) in net assets from operations	$2,954,688

See notes to financial statements

Manulife Private Credit Fund

Statement of changes in net assets

Period from July 17, 2023 (Inception) through December 31, 2023
Increase (decrease in net assets)
From operations
Net investment income	$2,316,852
Net realized gain (loss)	42,993
Change in net unrealized appreciation (depreciation)	594,843

Increase (decrease) in net assets resulting from operations	2,954,688

Distributions to shareholders:
From Earnings	(1,491,569)
From Fund share transactions
Fund shares issued	65,000,000

Total increase (decrease)	66,463,119

Net assets
Beginning of period	—
End of period	$66,463,119
Share activity
Shares outstanding
Beginning of period	—
Shares issued	3,204,574

End of period	3,204,574

See notes to financial statements

Manulife Private Credit Fund

Statement of cash flows

Period from July 17, 2023 (Inception) through December 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$2,954,688
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Long-term investments purchased	(51,279,966)
Long-term Investments sold	4,023,798
Net purchases and sales of short-term Investments	(19,398,547)
Net amortization of premium (discount)	(18,819)
(Increase) decrease in assets:
Receivable for investments sold	(115,720)
Interest and dividends receivable	(413,164)
Receivable from affiliates	(221,244)
Other assets	(327,969)
Increase (decrease) in liabilities:
Payable to affiliates	202,558
Other liabilities and accrued expenses	327,260
Net change in unrealized (appreciation) depreciation on:
Unaffiliated investments	(594,843)
Net realized (gain) loss on:
Unaffiliated investments	(42,993)

Net cash provided by (used in) operating activities	$(64,904,961)
Cash flows provided by (used in) financing activities
Proceeds from Fund shares issued	$65,000,000
Net cash provided by (used in) financing activities	$65,000,000
Net increase (decrease) in cash	$95,039
Cash at beginning of period	—

Cash at end of period	$95,039

See notes to financial statements

Notes to financial statements

Note 1 – Organization

Manulife Private Credit Fund (the Fund) was formed on February 8, 2023 as a Delaware statutory trust and commenced operations on July 17, 2023 concurrent with the initial closing on the Seed Contribution (as defined below). The investment objective of the Fund is to seek to maximize total return in the form of current income and, to a lesser extent, capital appreciation.

Effective October 3, 2023, the Fund elected to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act) (the date of the Fund’s election to be regulated as a BDC under the 1940 Act is referred to herein as the BDC Election Date) and thereafter operate as a continuously offered, diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. The Fund is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed for trading on a stock exchange or other securities market. At the sole discretion of the Board and provided that it is in the best interest of the Fund and shareholders to do so, the Fund intends to provide a limited degree of liquidity to shareholders by conducting repurchase offers generally quarterly; however, there can be no assurance that any such tender offers will be conducted on a quarterly basis or at all. The Fund currently does not intend to offer to repurchase shares at any time during the first two years of operations of the Fund.

The Fund is only offered to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933 (the 1933 Act), non-U.S. investors within the meaning of Regulation S under the 1933 Act, and other investors eligible to invest in a private placement.

On July 17, 2023, Manulife (International) Limited and Manufacturers Life Reinsurance Limited (collectively, the Sponsors) invested an aggregate of approximately $41.2 million in the Fund (Seed Contribution). The Sponsors received an aggregate of approximately 2.1 million shares of the Fund at $20.00 per share, which represented all the issued and outstanding shares of the Fund on that date. The Fund commenced operations concurrent with the initial closing on the Seed Contribution. Immediately following the closing of the Seed Contribution, the Fund entered into a purchase agreement with John Hancock Funding Company, LLC (JH Funding) to acquire an initial seed portfolio of assets which consisted of approximately $50 million in total par value of senior loan investments, including both funded loans and unfunded commitments.

Note 2 – Significant accounting policies

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP), which require management to make certain estimates and assumptions as of the date of the financial statements. Actual results could differ from those estimates and those differences could be significant. The Fund qualifies as an investment company under Topic 946 of Accounting Standards Codification of US GAAP.

Events or transactions occurring after the end of the period through the date that the financial statements were issued have been evaluated in the preparation of the financial statements. The following summarizes the significant accounting policies of the Fund:

Security valuation. Investments are valued at the end of each month at a minimum. The Fund invests primarily in senior loans. The Advisor, Manulife Investment Management Private Markets (US) LLC, assisted by its Pricing Committee (composed of officers of the Advisor and its affiliates), determines the fair value of the Fund’s securities that are not publicly traded or whose market prices are not readily available pursuant to procedures established by the Advisor and adopted by the Board of Trustees. In connection with that determination, portfolio valuations are prepared in accordance with the Advisor’s valuation policy using valuation obtained from independent valuation firms and/or proprietary models.

Valuation techniques include discounted cash flow models, comparison with similar instruments for which observable market prices exist and other valuation models. Assumptions and inputs used in valuation techniques include risk-free and benchmark interest rates, credit spreads and other inputs used in estimating discount rates. For senior loans, the Fund uses valuations from independent valuation firms, which are based on models developed from recognized US GAAP valuation approaches under ASC 820. Some or all of the significant inputs into these models may be unobservable and are derived either from observable market prices or rates or are estimated based on unobservable assumptions. Valuation models that employ significant unobservable inputs require a higher degree of management judgment and estimation in the determination of fair value. Judgment and estimation are usually required for the selection of the appropriate valuation model to be used, determination of expected future cash flows on the financial instrument being valued, determination of the probability of counterparty default and prepayments and selection of appropriate discount rates.

The Fund uses a three-tier hierarchy to prioritize the pricing assumptions, referred to as inputs, used in valuation techniques to measure fair value. Level 1 includes securities valued using quoted prices in active markets for identical securities. Level 2 includes securities valued using other significant observable inputs. Observable inputs may include quoted prices for similar securities, interest rates, prepayment speeds and credit risk. Prices for securities valued using these inputs are received from independent pricing vendors and brokers and are based on an evaluation of the inputs described. Level 3 includes securities valued using significant unobservable inputs when market prices are not readily available or reliable, including the Advisor’s own assumptions in determining the fair value of investments. Factors used in determining value may include market or issuer specific events or trends, changes in interest rates and credit quality. The inputs or methodology used for valuing securities are not necessarily an indication of the risks associated with investing in those securities. Changes in valuation techniques and related inputs may result in transfers into or out of an assigned level within the disclosure hierarchy.

Senior loan investments are measured at fair value based on the present value of the expected cash flows of the loans. There are no quoted prices in active markets. Assumptions and inputs used in the valuation of senior loan investments include prepayment estimates, determination of the discount rate based on the risk-free interest rate adjusted for credit risk (including estimation of probability of default), liquidity and any other adjustments that the independent valuation firm believes that a third-party market participant would take into account in pricing a transaction. Senior loan investment valuations rely primarily on the use of significant unobservable inputs, including credit assumptions, which require significant judgment and, accordingly, are classified as Level 3.

The following is a summary of the values by input classification of the Fund’s investments as of December 31, 2023, by major security category or type:

	Total value at 12-31-23	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$47,912,823	—	—	$47,912,823
Short-term investments	19,398,547	$19,398,547	—	—
Total investments in securities	$67,311,370	$19,398,547	—	$47,912,823

The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value. There were no transfers into or out of Level 3 during the period.

Investments in securities	Senior loans
Beginning balance as of 7-17-23 (commencement of operations)	—
Purchases	$51,279,966
Sales	(4,023,798)
Net amortization of (premium) discount	18,819
Realized gain (loss)	42,993
Change in unrealized appreciation (depreciation) at period end	594,843
Ending balance as of 12-31-23	47,912,823
Change in unrealized appreciation (depreciation) at period end	$594,843

*	Change in unrealized appreciation (depreciation) attributable to Level 3 securities held at the period end.

The valuation techniques and significant amounts of unobservable inputs used in the fair value measurement of the Fund’s Level 3 securities are outlined in the table below.

	Fair Value at 12-31-23	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$40,053,210	Discounted cash flow	Discount rate	9.90% - 12.47%	10.92%
Senior Loans	$7,859,613	Recent transaction	Transaction price	$98.00 - $100	$98.81

	$47,912,823

*

A weighted average is an average in which each input in the grouping is assigned a weighting before summing to a single average value. The weighting of the input is determined based on a security’s fair value as a percentage of the total fair value.

A change to unobservable inputs of the Fund’s Level 3 securities as of December 31, 2023 could have resulted in changes to the fair value measurement, as follows:

Significant Unobservable Input	Impact to Valuation if input had increased	Impact to Valuation if input had decreased
Discount rate	Decrease	Increase
Transaction price	Increase	Decrease

Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready market for such securities existed and may differ materially from the values that may ultimately be received or settled. Further, such investments will generally be subject to legal and other restrictions, or otherwise will be less liquid than publicly traded instruments. If the Fund is required to liquidate a portfolio investment in a forced or liquidation sale, the Fund might realize significantly less than the value at which such investment will have been previously been recorded. The Fund’s investments will be subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Investments. The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities). The Fund’s investments (excluding unfunded loan commitments, consisted of the following:

	Amortized Cost	Fair Value
First-Lien Loans	$47,317,980	$47,912,823
Other Securities	$19,398,547	$19,398,547
Total investments	$66,716,527	$67,311,370

The industry composition of investments at fair value as a percentage of net assets as of December 31, 2023, was as follows:

Sector Composition as of 12-31-23 (% of net assets)
Industrials	48.3
Health care	12.7
Consumer discretionary	9.5
Materials	6.5
Consumer staples	4.5
Information technology	3.2
Financials	3.2
Short-term investments and other	12.1

100

Percentages include unfunded loan commitments.

As of December 31, 2023, 100% of investments held were based in the United States.

Senior loans. The Fund invests in senior loans. Senior loans include first and second lien term loans, delayed draw term loans, and revolving credit facilities. The Fund will only invest in loans and commitments that are determined to be below investment-grade, based on credit quality, as determined by the Advisor, at the time of purchase. The Fund will invest in first lien, senior secured loans and senior secured bonds that generally have stated terms of five to seven years, and subordinated debt investments (to a lesser extent) that generally have stated terms of up to nine years, but the expected average life of such securities is generally two to four years. However, the Fund may invest in loans and securities with any maturity or duration. The Advisor typically expects to employ a buy-and-hold strategy. The Fund may invest in loans either by transacting directly at the initial funding date or acquiring loans in secondary market transactions. The Fund may invest in loans secured by substantially all of the assets of the borrower and the other loan parties, subject to customary exceptions, including a pledge of the equity of the borrower and its subsidiaries.

The Fund may be subject to greater levels of credit risk, call (or prepayment) risk, settlement risk and liquidity risk than funds that do not invest in senior loans. Senior loans are considered predominantly speculative with respect to an issuer’s continuing ability to make principal and interest payments, and may be more volatile than other types of securities. An economic downturn or individual corporate developments could adversely affect the market for these instruments and reduce the Fund’s ability to sell these instruments at an advantageous time or price. An economic downturn would generally lead to a higher non-payment rate and a senior loan may lose significant value before a default occurs. The Fund may also be subject to greater levels of liquidity risk than funds that do not invest in senior loans. In addition, the senior loans in which the Fund invests may not be listed on any exchange and a secondary market for such loans may be comparatively less liquid relative to markets for other more liquid fixed income securities. Consequently, transactions in senior loans may involve greater costs than transactions in more actively traded securities. Restrictions on transfers in loan agreements, a lack of publicly available information, irregular trading activity and wide bid/ask spreads among other factors, may, in certain circumstances, make senior loans difficult to value accurately or sell at an advantageous time or price than other types of securities or instruments. These factors may result in the Fund being unable to realize full value for the senior loans and/or may result in the Fund not receiving the proceeds from a sale of a senior loan for an extended period after such sale, each of which could result in losses to the Fund. Senior loans may have extended trade settlement periods which may result in cash not being immediately available to the Fund. If an issuer of a senior loan prepays or redeems the loan prior to maturity, the Fund may have to reinvest the proceeds in other senior loans or similar instruments that may pay lower interest rates. Senior loans in which the Fund invests may or may not be collateralized, although the loans may not be fully collateralized and the collateral may be unavailable or insufficient to meet the obligations of the borrower. The Fund may have limited rights to exercise remedies against such collateral or a borrower, and loan agreements may impose certain procedures that delay receipt of the proceeds of collateral or require the Fund to act collectively with other creditors to exercise its rights with respect to a senior loan. Because of the risks involved in investing in senior loans, an investment in the Fund should be considered speculative. Junior loans, which are secured and unsecured subordinated loans, second lien loans and subordinate bridge loans, involve a higher degree of overall risk than senior loans of the same borrower due to the junior loan’s lower place in the borrower’s capital structure and, in some cases, their unsecured status.

The Fund may also enter into, or acquire participations in, delayed funding loans and revolving credit facilities, in which a bank or other lender agrees to make loans up to a maximum amount upon demand by the borrower during a specified term. These commitments may have the effect of requiring the Fund to increase its investment in a company at a time when it might not be desirable to do so (including at a time when the company’s financial condition makes it unlikely that such amounts will be repaid). Delayed funding loans and revolving credit facilities are subject to credit, interest rate and liquidity risk and the risks of being a lender. Unfunded loan commitments are marked to market in accordance with the Fund’s valuation policies. Any related unrealized appreciation (depreciation) on unfunded commitments is included in unaffiliated investments, at value in the Statement of assets and liabilities and change in net unrealized appreciation (depreciation) in the Statement of operations. As of December 31, 2023, the Fund had the following unfunded commitments outstanding.

Unfunded term loan	Principal on delayed draw term loan	Principal on revolver	Unrealized Appreciation (Depreciation)
Bandon Fitness, Inc.	$191,049	$45,462	$1,774
BCTS Parent LLC	974,832	283,587	12,584
Beary Landscaping LLC	422,535	422,535	(4,225)
BLP Buyer, Inc.	290,323	268,548	(2,903)
Capital Construction LLC	—	161,862	3,642
Chemtron Supply LLC	725,959	362,979	25,045
CPC Lakeshirts Acquisition LLC	258,419	329,357	(17,634)
Gannet Fleming, Inc.	—	297,877	5,421
Health Management Associates, Inc.	210,806	124,004	6,194

Krayden Holdings, Inc.	517,388	272,309	7,897
Library Associates LLC	—	72,418	651
M+D Midco, Inc.	233,629	225,607	6,429
Midwest Eye Services LLC	—	142,385	142
OIS Management Services LLC	—	167,626	503
Paint Intermediate III LLC	—	216,516	3,464
Pak Quality Foods Acquisition LLC	537,313	268,657	—
Security Services Acquisition Sub Corp.	1,245,556	—	23,043
Steward Partners Global Advisory LLC	480,043	311,716	8,313
WWEC Holdings II Corp.	—	220,719	2,318
XpressMyself.com LLC	—	233,050	2,797
Total	$6,087,852	$4,427,214	$85,455

Security transactions and related investment income. Investment security transactions are accounted for on a trade date plus one basis for NAV calculations. However, for financial reporting purposes, investment transactions are reported on trade date. Interest income is accrued as earned. Interest income includes coupon interest and amortization/accretion of premiums/discounts on debt securities. Debt obligations may be placed in a non-accrual status and related interest income may be reduced by stopping current accruals and writing off interest receivable when the collection of all or a portion of interest has become doubtful. Dividend income is recorded on ex-date. Certain senior loan related fees, such as amendment fees, are recorded as Other income when earned. Gains and losses on securities sold are determined on the basis of identified cost and may include proceeds from litigation.

Line of credit. The Fund has entered into a revolving promissory note agreement with JH Funding. The aggregate outstanding borrowings under the agreement with JH Funding for the Fund will not exceed $30 million. There were no upfront fees or commitment fees paid by the Fund in connection with the line of credit agreement. The borrowings under the agreement are designed to be short-term to satisfy intermittent delayed draws and not anticipated to be used to originate new loans or for investment leverage. There were no borrowings during the period July 17, 2023 (commencement of operations) to December 31, 2023.

Overdraft. Pursuant to the custodian agreement, the Fund’s custodian may, in its discretion, advance funds to the Fund to make properly authorized payments. When such payments result in an overdraft, the Fund is obligated to repay the custodian for any overdraft, including any costs or expenses associated with the overdraft. The custodian may have a lien, security interest or security entitlement in any Fund property that is not otherwise segregated or pledged, to the maximum extent permitted by law, to the extent of any overdraft.

Expenses. Expense estimates are accrued in the period to which they relate and adjustments are made when actual amounts are known. The Fund incurred organization costs of $504,583. Organization costs are expensed as incurred. Offering costs are accounted for as a deferred charge by the Fund and will be amortized to expense over 12 months from the BDC Election Date. During the period ended December 31, 2023, $104,697 of offering costs were expensed and $325,450 of unamortized offering costs are included in Other assets within the Statement of assets and liabilities.

Statement of cash flows. A Statement of cash flows is presented when a certain percentage of the Fund’s investments is classified as Level 3 in the fair value hierarchy. Information on financial transactions that have been settled through the receipt and disbursement of cash is presented in the Statement of cash flows. The cash amount shown in the Statement of cash flows is the amount included in the Fund’s Statement of assets and liabilities and represents the cash on hand at the Fund’s custodian and does not include any short-term investments.

Federal income taxes. The Fund intends to qualify as a regulated investment company by complying with the applicable provisions of the Internal Revenue Code and will not be subject to federal income tax on taxable income that is distributed to shareholders. Therefore, no federal income tax provision is required.

Due to certain Internal Revenue Code rules, future realized gain/loss may be offset by built in gains acquired from when the entity was a partnership.

As of December 31, 2023, the Fund had no uncertain tax positions that would require financial statement recognition, derecognition or disclosure. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years.

Distribution of income and gains. Distributions to shareholders from net investment income and net realized gains, if any, are recorded on the ex-date. The Fund generally declares and pays dividends quarterly. Capital gain distributions, if any, are typically distributed annually.

The tax character of distributions for the period ended December 31 was as follows:

December 31, 2023
Ordinary Income	$1,491,569

As of December 31, 2023, there were no distributable earnings on a tax basis.

Such distributions and distributable earnings, on a tax basis, are determined in conformity with income tax regulations, which may differ from US GAAP. Distributions in excess of tax basis earnings and profits, if any, are reported in the Fund’s financial statements as a return of capital.

Capital accounts within the financial statements are adjusted for permanent book-tax differences. These adjustments have no impact on net assets or the results of operations. Temporary book-tax differences, if any, will reverse in a subsequent period. Book-tax differences are primarily attributable to partnership tracking.

Note 3 – Guarantees and indemnifications

Under the Fund’s organizational documents, its Officers and Trustees are indemnified against certain liabilities arising out of the performance of their duties to the Fund. Additionally, in the normal course of business, the Fund may enter into contracts with service providers that contain general indemnification clauses. The Fund’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Fund that have not yet occurred. The risk of material loss from such claims is considered remote.

Note 4 – Agreements and transactions with related parties

Manulife Investment Management Private Markets (US) LLC (the Advisor) serves as investment advisor for the Fund. The Fund does not have a principal underwriter. The Fund has entered into a Placement Agency Agreement with John Hancock Investment Management Distributors LLC (the Distributor), an affiliate of the Advisor, to offer to sell shares of the Fund. The Advisor is an indirect wholly-owned subsidiary of Manulife Financial Corporation (MFC), and the Distributor is an indirect, principally owned subsidiary of John Hancock Life Insurance Company (U.S.A.), which in turn is a subsidiary of MFC.

Management fee. The Fund has an investment management agreement with the Advisor under which the Fund pays an annual fee rate of 1.25% of monthly net assets effective on and after the BDC Election Date. The management fee is payable monthly in arrears.

Effective October 3, 2023, the Advisor contractually agrees to limit its management fee for the Fund (excluding any incentive fee) to an annual rate of 1.00% of monthly net assets. This agreement expires on October 3, 2025, unless renewed by mutual agreement of the Advisor and the Fund based upon a determination that this is appropriate under the circumstances at that time.

Effective October 3, 2023, the Advisor contractually agrees to reduce the Fund management fee, or, if necessary, make payment to the Fund, in an amount equal to the amount by which the expenses of the Fund, incurred in the ordinary course of the Fund’s business, exceed 0.50% of monthly net assets (on an annualized basis) of the Fund. For purposes of this agreement, “expenses of the Fund” means all expenses of the Fund, excluding (a) management and incentive fees; (b) interest expense, (c) taxes, (d) portfolio brokerage commissions, (e) litigation and indemnification expenses and other extraordinary expenses not incurred in the ordinary course of the business of the Fund, (f) short dividends and (g) cashiering or other investment servicing fees. This agreement expires on October 3, 2025, unless renewed by mutual agreement of the Advisor and the Fund based upon a determination that this is appropriate under the circumstances at that time.

The expense reductions described above amounted to $906,032 for the period ended December 31, 2023.

Expenses waived or reimbursed in the current fiscal period are not subject to recapture in future fiscal periods.

The investment management fees, including the impact of the waivers and reimbursements as described above, incurred for the period ended December 31, 2023, were equivalent to a net annual effective rate of 0.00% of the fund’s average monthly net assets.

Incentive fee. The Fund has agreed to pay the Advisor an Incentive Fee. A portion of the incentive fee is based upon pre-incentive fee net investment income and a portion is based on capital gains. The incentive fee shall be calculated and accrued on a monthly basis while being determined and payable in arrears as of the end of each fiscal quarter. During the period ended December 31, 2023, there was no incentive fee charged as commencement of the incentive fee has not yet occurred.

Accounting and legal services. Effective October 3, 2023, the Fund has entered into a service agreement with the Advisor, under which the Advisor is responsible for providing, at the expense of the Fund, various administrative, accounting and legal services, including treasury, valuation, and portfolio and cash management services. Pursuant to a separate service level agreement between the Advisor and John Hancock Investment Management LLC (JHIM), JHIM is responsible for providing certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. The Fund shall reimburse the Advisor for all expenses associated with providing all such accounting and administrative services.

These accounting and legal services fees incurred for the period from the BDC Election Date to December 31, 2023 amounted to an annual rate of 0.09% of the Fund’s average monthly net assets.

Trustee expenses. The Fund compensates each Trustee who is not an employee of the Advisor or its affiliates.

Co-investment. Pursuant to an Exemptive Order issued by the SEC, the Fund is permitted to negotiate certain investments with entities with which it would be restricted from doing so under the 1940 Act, such as the Advisor and its affiliates. The Fund is permitted to co-invest with affiliates if certain conditions are met. For example, the Advisor makes an independent determination of the appropriateness of the investment for the Fund. Also, a “required majority” (as defined in the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction as set forth in the order, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching by the Fund or shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of shareholders and is consistent with the Fund’s investment objective and strategies. During the period ended December 31, 2023, commitments entered into by the Fund pursuant to the exemptive order amounted to $11,493,732, including unfunded commitments of $3,468,331.

Note 5 – Shares of beneficial interest

At December 31, 2023, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 54.2%, 23.3% and 22.5%, respectively of the Class NAV shares of beneficial interest outstanding.

Note 6 – Purchase and sale of securities

Purchases and sales of securities, other than short-term investments, amounted to $51,279,966 and $4,023,798 respectively, for the period ended December 31, 2023.

Note 7 – Financial Highlights

Period from July 17, 2023 (Inception) through December 31, 2023
Class NAV
Per share operating performance
Net asset value, beginning of period	$20.00
Net investment income (1)	0.95
Net realized and unrealized gain (loss) on investments	0.26

Total from investment operations	1.21
Less distributions to common shareholders
From investment income	(0.47)
From net realized gain
From tax return of capital
Total distributions	(0.47)

Net asset value, end of period	$20.74

Total return (%) (2),(3)	6.03

Ratios and supplemental data
Net assets, end of period (in millions)	$66
Ratios (as a percentage of average net assets):
Expenses before reductions (2)	2.28
Expenses including reductions (2)	0.48
Net investment income (2)	4.61
Portfolio turnover (%)	10

(1)	Based on average shares outstanding.
(2)	Not annualized.
(3)	Total return would have been lower had certain expenses not been reduced during the applicable period.

Federal Income Tax Information (Unaudited)

For federal income tax purposes, the following information is furnished with respect to the distributions of the Fund, if any, paid during its taxable year ended December 31, 2023.

The fund reports the maximum amount allowable as Section 163(j) Interest Dividends.

Qualified Interest Income (QII)

Nonresident Alien (NRA) shareholders are normally subject to a 30% (or lower tax treaty rate depending on the country) NRA withholding tax on income and short-term capital gain dividends paid by a mutual fund, unless such dividends are designated as qualified interest income or qualified short-term capital gains, and therefore exempt from NRA withholding tax. Under the American Jobs Creation Act of 2004, the following percentages of ordinary dividends paid during the fiscal year ended December 31, 2023 are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code.

The Qualified Interest income for the fourth quarter was 99.82%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Fund’s disclosure controls and procedures as of December 31, 2023 (the end of the period covered by this annual report on Form 10-K), the Fund’s principal executive officer and principal financial officer have concluded that those disclosure controls and procedures provide reasonable assurance that the material information required to be disclosed by the Fund on this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Fund’s registered public accounting firm due to a transition period established by rules of the SEC.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On November 1, 2023, the Fund issued 1,142,229 Class NAV Common Shares, for an aggregate offering price of $23,753,092. The issuance and sale of the Common Shares are exempt from registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

On October 11, 2023, Brian VanDelinder replaced Jason Pratt as the Chief Compliance Officer of the Fund. Mr. Pratt remains the Chief Compliance Officer of the Adviser and Mr. VanDelinder continues to report to Mr. Pratt. Mr. VanDelinder’s principal occupations during past 5 years include Compliance lead for Manulife Investment Management’s Private Equity and Credit Group (since 2020) and Chief Compliance Officer to Manulife’s proprietary private registered investment companies (since 2023, Deputy CCO 2018-2023). Mr. VanDelinder has supported compliance assessment and testing efforts across the organization’s advisers and General Account and has served as the Deputy Chief Compliance Officer for Manulife’s US Public Markets adviser (2016-2018).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Trustees and Executive Officers

The Board has overall responsibility to oversee the business affairs of the Fund, including the complete and exclusive authority to oversee and to establish policies regarding the management, conduct and operation of the Fund’s business. The Board oversees the management of the Fund, including the services performed by the Adviser under the Investment Advisory Agreement. The Board currently consists of four Trustees, three of whom are not “interested persons,” as defined in the 1940 Act, of the Fund or the Adviser and are “independent,” as determined by the Board. We refer to these individuals as our Independent Trustees. The Board elects our executive officers, who serve at the discretion of the Board of Trustees.

Trustees

Information regarding the Board of Trustees is as follows:

Independent Trustees

Name (Birth Year)	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Hassell H. McClellan (1945)	Trustee and Chairperson of the Board (since 2023)	Director/Trustee, Virtus Funds (2008-2020); Director, The Barnes Group (2010-2021); Associate Professor, The Wallace E. Carroll School of Management, Boston College (retired 2013). Trustee (since 2005) and Chairperson of the Board (since 2017) of various trusts within the John Hancock Fund Complex.

Grace K. Fey (1946)	Trustee (since 2023)	Chief Executive Officer, Grace Fey Advisors (since 2007); Director and Executive Vice President, Frontier Capital Management Company (1988–2007); Director, Fiduciary Trust (since 2009). Trustee of various trusts within the John Hancock Fund Complex (since 2008).

Deborah C. Jackson (1952)	Trustee (since 2023)	President, Cambridge College, Cambridge, Massachusetts (2011–2023); Board of Directors, Amwell Corporation (since 2020); Board of Directors, Massachusetts Women’s Forum (2018-2020); Board of Directors, National Association of Corporate Directors/New England (2015-2020); Chief Executive Officer, American Red Cross of Massachusetts Bay (2002–2011); Board of Directors of Eastern Bank Corporation (since 2001); Board of Directors of Eastern Bank Charitable Foundation (since 2001); Board of Directors of Boston Stock Exchange (2002–2008); Board of Directors of Harvard Pilgrim Healthcare (health benefits company) (2007–2011). Trustee of various trusts within the John Hancock Fund Complex (since 2008).

Interested Trustee

Name (Birth Year)	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Ian Roke (1969)	Non-Independent Trustee (since 2023); President (since 2023)	Global Head of Asset Liability Management for Manulife (since 2022) Vice President, Product Support & Investment Strategy, Global Asset Liability Management for John Hancock and Manulife (2013 to 2022); Trustee and President, John Hancock GA Mortgage Trust and John Hancock GA Senior Loan Trust (since 2020).

The address for each trustee is c/o Manulife Private Credit Fund, 197 Clarendon Street, Boston, MA 02116.

Biographical Information

Additional information about each Trustee follows (supplementing the information provided in the table above) that describes some of the specific experiences, qualifications, attributes or skills that the Trustee possesses which the Board believes has prepared them to be effective Board members. Each Trustee believes that the significance of each Trustee’s experience, qualifications, attributes or skills is an individual matter (meaning that experience that is important for one Trustee may not have the same value for another) and that these factors are best evaluated at the board level, with no single Trustee, or particular factor, being indicative of board effectiveness. Each Board member believes that collectively the Trustees have balanced and diverse experience, skills, attributes and qualifications that allow the Board to operate effectively in governing the fund and protecting the interests of shareholders. Among the attributes common to all Trustees is their ability to critically review, evaluate, question and discuss information provided to them, and to interact effectively with management, service providers and counsel, in order to exercise effective business judgment in the performance of their duties; each Board member believes that each member satisfies this standard. Experience relevant to having this ability may be achieved through a Trustee’s educational background; business, professional training or practice (e.g., accounting or securities), public service or academic positions; experience from service as a board member; and/or other life experiences. The Board and any committees have the ability to engage other experts as appropriate. The Board evaluates its performance on an annual basis.

Interested Trustee

Ian Roke — Mr. Roke joined John Hancock in 1992.Through his position as Global Head of Asset Liability Management (ALM) for the Manulife/John Hancock General Account Investment Team, Mr. Roke has experience in managing interest rate and other market risks for Manulife/John Hancock’s global life insurance businesses. Mr. Roke also has significant experience in overseeing strategic asset allocations and hedging strategies as part of the ALM team, as well as in insurance product development, pricing, and financial/operational risk management. Mr. Roke also serves on the John Hancock 401(k)/Pension Investment Committee. Mr. Roke holds a Bachelor’s Degree from Bryant University and has earned the professional designations of Fellow Society of Actuaries (FSA) and Charted Financial Analyst (CFA).

Independent Trustees

Grace K. Fey — Ms. Fey has significant governance, financial services, and asset management industry expertise based on her extensive non-profit board experience, as well as her experience as a consultant to non-profit and corporate boards, and as a former director and executive of an investment management firm.

Deborah C. Jackson — Ms. Jackson has leadership, governance, management, and operational oversight experience as the lead director of a large bank, president of a college, and as the former chief executive officer of a major charitable organization. She also has expertise in financial services matters and oversight and corporate governance experience as a current and former director of various other corporate organizations, including an insurance company, a regional stock exchange, a telemedicine company and non-profit entities.

Hassell H. McClellan — As a former professor of finance and policy in the graduate management department of a major university, a director of a public company, and as a former director of several privately held companies, Mr. McClellan has experience in corporate and financial matters. He also has experience as a director of other investment companies not affiliated with the Trust.

Executive Officers Who are Not Trustees

Information regarding our executive officers who are not Trustees is as follows:

Name (Birth Year)	Position(s) with the Fund	Principal Occupation(s) During Past 5 Years
Heidi Knapp (1970)	Treasurer and Chief Financial Officer (since 2023)	Vice President, John Hancock Life Insurance Company (U.S.A.) (since 2017, including prior positions); Vice President, John Hancock Life Insurance Company of New York (since 2017, including prior positions); Vice President, John Hancock Life & Health Insurance Company (since 2017, including prior positions); Vice President, Manulife Investment Management Private Markets (US) LLC (since 2017, including prior positions); Chief Treasurer and Chief Financial Officer, John Hancock GA Mortgage Trust (since 2019).

Brian VanDelinder (1979)	Chief Compliance Officer (since 2023)	Compliance lead for Manulife Investment Management’s Private Equity and Credit Group (since 2020). Chief Compliance Officer to Manulife’s proprietary private registered investment companies (since 2023, Deputy CCO 2018-2023). Mr. VanDelinder has supported compliance assessment and testing efforts across the organization’s advisers and General Account and has served as the Deputy Chief Compliance Officer for Manulife’s US Public Markets adviser (2016-2018).

E. David Pemstein (1967)	Secretary and Chief Legal Officer (since 2023)	Senior Managing Director and Chief Counsel, North American Investments for John Hancock and Manulife (since 2015); AVP & Senior Counsel, North American Investments for John Hancock and Manulife (since 2006); Secretary and Chief Legal Officer, John Hancock GA Mortgage Trust (since 2019); Secretary and Chief Legal Officer, John Hancock GA Senior Loan Trust (since 2020).

The address for each executive officer is c/o Manulife Private Credit Fund, 197 Clarendon Street, Boston, MA 02116.

Communications with Trustees

Shareholders and other interested parties may contact any member (or all members) of the Board of Trustees by mail. To communicate with the Board of Trustees, any individual Trustees or any group or committee of Trustees, correspondence should be addressed to the Board of Trustees or any such individual Trustees or group or committee of Trustees by either name or title. All such correspondence should be sent c/o Manulife Private Credit Fund, 197 Clarendon Street, Boston, MA 02116, Attention: Chief Compliance Officer.

Committees of the Board of Trustees

Our Board of Trustees has two standing committees: an audit committee and a nominating and governance committee. We do not plan to have a compensation committee because our executive officers do not receive any direct compensation from us.

Audit Committee

The audit committee operates pursuant to a charter and consists of three members, including a chairperson of the audit committee. The audit committee members are Mses. Fey (Chairperson) and Jackson and Mr. McClellan. Each of the members of the audit committee meets the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person,” as defined in Section 2(a)(19) of the 1940 Act, of the Fund or of the Adviser. The Board of Trustees has determined that Ms. Fey is an “audit committee financial expert” as defined by Item 407 of Regulation S-K promulgated under the Exchange Act. The primary function of the audit committee is to oversee the integrity of the Fund’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The audit committee is responsible for selecting, engaging and discharging the Fund’s independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with the Fund’s independent accountants, approving professional services provided by the Fund’s independent registered public accounting firm (including compensation therefor) and reviewing the independence of the Fund’s independent registered public accounting firm.

A copy of the charter of the audit committee is available in print to any shareholder who requests it, and it will also be available via the Fund’s password-protected investor portal. The Fund intends to post a copy of the audit committee charter on the Investor Relations portion of the Fund’s public website once available.

Nominating and Governance Committee

The nominating and corporate governance committee operates pursuant to a charter and consists of three members, including a chairperson of the nominating and governance committee. The nominating and governance committee members are Mses. Jackson (Chairperson) and Fey and Mr. McClellan. Each of the members of the nominating and governance committee is not an “interested person,” as defined in Section 2(a)(19) of the 1940 Act, of the Fund or of the Adviser. The primary function of the nominating and governance committee is to consider and make recommendations to the Board of Trustees regarding certain governance matters, including selection of Trustees for election, selection of Trustee nominees to fill vacancies on the Board of Trustees or a committee thereof, development and revision, as appropriate, of applicable corporate governance documentation and practices and oversight of the evaluation of the Board of Trustees.

When nominating Trustee candidates, the nominating and governance committee will take into consideration such factors as it deems appropriate in accordance with its charter. Among the qualifications considered in the selection of candidates, the nominating and corporate governance committee considers the following attributes and criteria of candidates: experience, including experience with investment companies and other organizations of comparable purpose, skills, expertise, diversity, including diversity of gender, race and national origin, personal and professional integrity, time availability in light of other commitments, conflicts of interest and such other relevant factors that the nominating and corporate governance committee considers appropriate in the context of the needs of the Board of Trustees, including, when applicable, to enhance the ability of the Board of Trustees or committees of the Board of Trustees to fulfill their duties and/or to satisfy any independence or other applicable requirements imposed by law, rule, regulation or listing standard.

The nominating and governance committee will consider candidates suggested by its members and other members of the Board of Trustees, as well as the Fund’s management and shareholders. A Fund shareholder who wishes to recommend a prospective nominee for the Board of Trustees must provide written notice to the Secretary of the Fund in accordance with the requirements set forth in the Fund’s bylaws. This notice must contain, as to each nominee, all of the information relating to such person as would be required to be disclosed in a proxy statement meeting the requirements of Regulation 14A under the Exchange Act, and certain other information set forth in the bylaws. In order to be eligible to be a nominee for election as a Trustee by a shareholder, such potential nominee must deliver to our Corporate Secretary a written questionnaire providing the requested information about the background and qualifications of such person and a written representation and agreement that such person is not and will not become a party to any voting agreements, any agreement or understanding with any person with respect to any compensation or indemnification in connection with service on the Board, and would be in compliance with all of our publicly disclosed corporate governance, conflict of interest, confidentiality and share ownership and trading policies and guidelines.

A copy of the charter of the nominating and governance committee is available in print to any shareholder who requests it and will also be available via the Fund’s password-protected investor portal. The Fund intends to post a copy of the nominating and corporate governance committee charter on the Investor Relations portion of the Fund’s public website once available.

Board Leadership Structure

The Board’s role in management of the Fund is oversight. As is the case with virtually all investment companies (as distinguished from operating companies), service providers to the Fund, primarily the Adviser, have responsibility for the day-to-day management of the Fund, which includes responsibility for risk management (including management of investment performance and investment risk, valuation risk, issuer and counterparty credit risk, compliance risk and operational risk). As part of its oversight, the Board, acting at its scheduled meetings and between Board meetings, regularly interacts with and receives reports from senior personnel of service providers, including the Adviser’s senior managerial and financial officers, the Fund’s and the Adviser’s Chief Compliance Officer and portfolio management personnel. The Board’s Audit Committee, which consists of all of the Fund’s Independent Trustees, meets during its scheduled meetings, and, as appropriate, the chair of the Audit Committee maintains contact with the independent registered public accounting firm and Principal Accounting Officer of the Fund. The Board also receives periodic presentations from senior personnel of the Adviser regarding risk management generally, as well as information regarding specific operational, compliance or investment areas, such as business continuity, valuation and investment research. The Board has adopted policies and procedures designed to address certain risks to the Fund. In addition, the Adviser and other service providers to the Fund have adopted a variety of policies, procedures and controls designed to address particular risks to the Fund. Different processes, procedures and controls are employed with respect to different types of risks. However, it is not possible to eliminate all of the risks applicable to the Fund. The Board also receives reports from counsel to the Fund or the Board’s own independent legal counsel regarding regulatory compliance and governance matters. The Board’s oversight role does not make the Board a guarantor of the Fund’s investments or activities.

The Fund’s Trustees, including the three Independent Trustees, interact directly with senior management of the Adviser at scheduled meetings and between meetings as appropriate and an Independent Trustee chairs the Audit Committee. The Board has determined that its leadership structure, is appropriate in light of the specific characteristics and circumstances of the Fund, including, but not limited to: (i) the services that the Adviser provides to the Fund and potential conflicts of interest that could arise from this relationship, (ii) the extent to which the day-to-day operations of the Fund are conducted by Fund officers, respectively, and employees of the Adviser, (iii) the Board’s oversight role in management of the Fund, and (iv) the Board’s size and the cooperative working relationship among the Independent Trustees and among all Trustees.

Indemnification Agreements

Delaware law permits a Delaware statutory trust to include in its declaration of trust a provision to indemnify and hold harmless any trustee or beneficial owner or other person from and against any and all claims and demands whatsoever with the exception of any act or omission that constitutes a bad faith violation of the implied contractual covenant of good faith and fair dealing. Our Declaration of Trust provides that no shareholder will be subject in such capacity to any personal liability whatsoever to any Person (as defined in the Declaration of Trust) in connection with Trust Property (as defined in the Declaration of Trust) or the acts, obligations or affairs of the Fund. Shareholders will have the same limitation of personal liability as is extended to stockholders of a private corporation for profit incorporated under the Delaware General Corporation Law. No trustee or officer of the Fund will be subject in such capacity to any personal liability whatsoever to any Person, save only liability to the Fund, any class or its shareholders arising from bad faith, willful misfeasance, gross negligence or reckless disregard for his or her duty to such Person as expressly set forth in the Declaration of Trust; and, subject to the foregoing exception, all such Persons will look solely to the Trust Property for satisfaction of claims of any nature arising in connection with the affairs of the Fund. If any shareholder, trustee or officer, as such, of the Fund, is made a party to any suit or proceeding to enforce any such liability, subject to the foregoing exception, he or she will not, on account thereof, be held to any personal liability. Any repeal or modification of the applicable section of the Declaration of Trust will not adversely affect any right or protection of a trustee or officer of the Fund existing at the time of such repeal or modification with respect to acts or omissions occurring prior to such repeal or modification.

Pursuant to our Declaration of Trust, the Fund will indemnify each person who at any time serves as a trustee, officer, agent or employee of the Fund (each such person being an “indemnitee”) against any liabilities and expenses, including amounts paid in satisfaction of judgments or settlements, fines, costs, penalties, and attorney’s fees reasonably incurred or paid by such indemnitee in connection with the defense or disposition of any claim, action, suit or proceeding, whether civil, criminal, investigative or other, before any court or administrative or investigative body in which he or she may be or may have been involved as a party or otherwise or with which he or she may be or may have been threatened, while acting in any capacity set forth in the applicable section of the Declaration of Trust by reason of his having acted in any such capacity, except with respect to any matter as to which he or she will not have acted in good faith in the reasonable belief that his action was in the best interest of the Fund or, in the case of any criminal proceeding, as to which he or she will have had reasonable cause to believe that the conduct was unlawful, provided, however, that no indemnitee will be indemnified thereunder against any liability to any person or any expense of such indemnitee arising by reason of (i) willful misfeasance, (ii) bad faith, (iii) gross negligence, or (iv) reckless disregard of the duties involved in the conduct of his or her position (the conduct referred to in such clauses (i) through (iv) being sometimes referred to herein as “disabling conduct”). The rights to indemnification set forth in the Declaration of Trust will continue as to a person who has ceased to be a trustee or officer of the Fund and will inure to the benefit of his or her heirs, executors and personal and legal representatives. No amendment or restatement of the Declaration of Trust or repeal of any of its provisions will limit or eliminate any of the benefits provided to any person who at any time is or was a trustee or officer of the Fund or otherwise entitled to indemnification thereunder in respect of any act or omission that occurred prior to such amendment, restatement or repeal.

Notwithstanding the foregoing, no indemnification shall be provided to an indemnitee (i) who shall have been finally adjudicated by a court or other body before which the proceeding was brought to be liable to the Fund or its shareholders by reason of bad faith, willful misfeasance, gross negligence or reckless disregard of the duties expressly set forth in the Declaration of Trust; or (ii) in the event of a settlement or other disposition not involving a final adjudication as provided in (i) above resulting in a payment by a trustee or officer, unless there has been a determination that such indemnitee did not engage in bad faith, willful misfeasance, gross negligence or reckless disregard of the duties expressly set forth herein: (A) by the court or other body approving the settlement or other disposition; (B) by at least a majority of those trustees who are neither interested persons of the Fund nor parties to the matter based upon a review of readily available facts (as opposed to a full trial-type inquiry); or (C) by written opinion of independent legal counsel based upon a review of readily available facts (as opposed to a full trial-type inquiry). All determinations to make advance payments in connection with the expense of defending any proceeding will be authorized and made in accordance with the immediately succeeding paragraph below.

In addition, under Declaration of Trust, to the maximum extent permitted by applicable law, expenses in connection with the preparation and presentation of a defense to any claim, action, suit or proceeding of the character described above shall be paid by the Fund from time to time prior to final disposition thereof upon receipt of an undertaking by or on behalf of such indemnitee that such amount will be paid over by him or her to the Fund if it is ultimately determined that he or she is not entitled to indemnification under the applicable section in the Declaration of Trust; provided, however, that any such advancement will be made in accordance with any conditions required by the SEC.

So long as we are regulated under the 1940 Act, the above indemnification and limitation of liability is limited by the 1940 Act or by any valid rule, regulation or order of the SEC thereunder. The 1940 Act provides, among other things, that a company may not indemnify any director or officer against liability to it or its security holders to which he or she might otherwise be subject by reason of his or her willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of his or her office unless a determination is made by final decision of a court, by vote of a majority of a quorum of directors who are disinterested, non-party directors or by independent legal counsel that the liability for which indemnification is sought did not arise out of the foregoing conduct. In addition, we have obtained liability insurance for our officers and Trustees.

Portfolio Management

Investment Personnel

The management of our investment portfolio is the responsibility of the Adviser’s Investment Committee which is comprised of seven members (currently, Vipon Ghai, Brian Albert, Joe Romic, Mike King, Jeff Bottcher, Ryan Reko and Devon Russell). The members of the Investment Committee are not employed by us and receive no compensation from us in connection with their portfolio management activities. Biographical information relating to the Investment Committee members can be found further below.

Investment Committee

Investment opportunities and follow-on investments in existing portfolio companies will generally require approval of the Investment Committee. The investment personnel may also evaluate investment opportunities to reach the investment conclusion. The Investment Committee will meet regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Adviser on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments identified by the Adviser and monitors the performance of our investment portfolio. The day-to-day management of investments approved by the Investment Committees will be overseen by investment personnel.

All of the Investment Committee members have financial interests in, and may receive compensation and/or profit distributions from, the Adviser. None of the Investment Committee members receive any direct compensation from us. The members of the Investment Committee primarily responsible for the day-to-day management of the Fund also manage other registered investment companies, other pooled investment vehicles and other accounts.

Members of the Investment Committee Who Are Not Our Trustees or Executive Officers

Vipon Ghai, Senior Managing Director—Mr. Ghai is Senior Managing Director and Global Head of Private Equity and Credit at Manulife. He is responsible for a portfolio and team that manages over US$25 billion in private equity, mezzanine and private credit investments. In addition, Mr. Ghai also serves on the Investment Committees of all Private Equity and Credit products including the Senior Loans strategy. Mr. Ghai is a Certified Public Accountant (CPA, CMA) and a Chartered Financial Analyst (CFA) and holds an Honours Bachelor of Business Administration degree from Wilfrid Laurier University. He has over 31 years of experience including 24 years in Private Equity, 4 years in Corporate and Investment Banking and 3 years of operational experience. Mr. Ghai is currently and has been on the Board of Directors of several public and private companies in the US and Canada.

Brian Albert, Managing Director - Mr. Albert is responsible for sourcing, evaluating, negotiating, and monitoring of private equity and mezzanine investments. Mr. Albert joined Manulife in 2011, and was previously employed at Bain & Company, where he was a member of the private equity group. In this position, Mr. Albert worked with clients to evaluate investment opportunities and drive strategic and operational changes at portfolio companies. Before joining Bain & Company, he was a Senior Analyst in the Transaction Advisory Services practice at Ernst & Young. Mr. Albert received a bachelor’s degree in Economics from Bucknell University and an MBA from the University of Chicago’s Booth School of Business. Mr. Albert is a CFA charterholder.

Joe Romic, Managing Director - Mr. Romic is a managing director, primarily responsible for managing the marketing and origination functions of the senior credit business. He joined Manulife Investment Management PE&C in January 2017 and has 31 years of experience. Prior to joining Manulife, Joe spent over 25 years originating, underwriting, closing, and managing senior debt, subordinated debt and minority equity investments to support private equity sponsors in their acquisitions of middle market companies. During this time, he also participated in control equity investing as well as distressed account management. Most recently, Joe spent over 8 years at American Capital, where he served as a managing director in the sponsor finance group. Prior to joining American Capital, he spent 4 years as a director in the Goldman Sachs specialty lending group and 13 years in the sponsor finance units of GE Capital and Heller Financial. Joe spent over 2 years at the start of his career with KPMG Peat Marwick on the audit staff. Joe received a bachelor of science in Accounting from Illinois Wesleyan University and a Masters of Management from Kellogg Graduate School of Management at Northwestern University.

Mike King, Managing Director - Mr. King is a managing director, primarily responsible for managing the underwriting and portfolio management functions of the senior credit business. He joined Manulife Investment Management PE&C in January 2017 and has 29 years of experience. Prior to joining Manulife, Mike was head of the loan products group at BMO Global Asset Management, where he was primarily involved in credit selection, portfolio management, and fund raising, taking AUM from $0 to $1 billion across three separate middle market CLO vehicles. Prior to BMO, Mike spent nearly 20 years in key senior credit management roles at leading middle market debt providers, including Pangaea Asset Management (founder), GE Antares, Antares Capital, PPM America, and First National Bank of Chicago. He was an investment committee member at both BMO and Pangaea. Mike received a bachelor’s degree in Economics from Marquette University and an MBA in Finance DePaul University.

Jeff Bottcher, Managing Director - Mr. Bottcher is a managing director, responsible for leading transaction underwritings and portfolio management for the senior credit business. He joined Manulife Investment Management PE&C in March 2017 and has 19 years of experience in accounting and leveraged lending. Prior to joining Manulife, Jeff was a senior vice president at Antares Capital (and its predecessors), where he spent over 12 years underwriting middle market leveraged loans to private equity-owned companies. Jeff received a bachelor’s degree in History from Wake Forest University.

Ryan Reko, CFA, Managing Director - Mr. Reko is a managing director, responsible for leading transaction underwritings and portfolio management for the senior credit business. He joined Manulife Investment Management PE&C in March 2017 and has 16 years of experience. Prior to joining Manulife, Ryan was a director in the sponsor finance group at CIT Group, where he led a team of individuals in underwriting and portfolio management, and he spent 10 years underwriting middle market leveraged loans for private equity-sponsored transactions. Ryan received a bachelor of science in Finance from University of Colorado at Boulder and a master of science in Finance from Villanova University. Ryan is a CFA charterholder.

Devon Russell, Senior Managing Director - Mr. Russell is a senior managing director, responsible for managing Manulife Investment Management’s senior credit business. He joined Manulife Investment Management PE&C in May 2016 and has 29 years of experience. Prior to joining Manulife, Devon spent 12 years at Madison Capital Funding, a middle market direct lending platform, where he served as a leader and member of the executive and investment committees and was responsible for strategic and capital market activities, including loan syndications, third-party asset management, and joint ventures for Madison Capital’s mezzanine and unitranche credit products. Prior to joining Madison Capital, Devon spent 9 years at Banc of America Securities, where he served as a senior structurer in the sponsor leveraged finance group and a loan syndications structurer supporting the middle market group and the media/telecommunications group. Devon received a bachelor’s degree in Economics and Political Science and an MBA from Indiana University.

Item 11. Executive Compensation.

Compensation of Executive Officers

We do not currently have any employees and do not expect to have any employees. Each of our executive officers described under “Item 10. Directors, Executive Officers and Corporate Governance” is a principal, officer or employee of the Adviser or its affiliates, which manages and oversees our investment operations. In the future, the Adviser may directly retain personnel based upon its needs. None of the Fund’s officers receives direct compensation from the Fund.

Compensation of Trustees

The Fund compensates each Trustee who is not an Interested Trustee. For the fiscal year ended December 31, 2023, the Independent Trustees received an annual fee of $80,000 (prorated for any partial year). The chair of the Audit Committee and Nominating and Governance Committee received an additional fee of $16,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Trustee incurred in connection with fulfillment of his or her duties as Independent Trustees.

We have obtained directors’ and officers’ liability insurance on behalf of our trustees and officers. We do not have a profit-sharing or retirement plan, and Trustees do not receive any pension or retirement benefits. No compensation is paid to trustees who are “interested persons.” The Board of Trustees reviews and determines the compensation of the Independent Trustees.

The compensation table below sets forth total compensation that each Trustee earned for the year ended December 31, 2023:

	Total Compensation from the Fund(1)	Total Compensation from the Fund Complex(2)
Independent Trustees
Hassell H. McClellan	$16,000	$826,000
Grace K. Fey	$13,333	$655,000
Deborah C. Jackson	$13,333	$535,000
Interested Trustee
Ian Roke(3)	$0	$0

(1)	The Fund commenced operations on July 17, 2023.
(2)	The “Fund Complex” consists of the Fund and each other fund advised by the Adviser or the Adviser’s affiliate, John Hancock Investment Management LLC.
(3)	Mr. Roke is an Interested Trustee and, as such, does not receive compensation from the Fund or the Fund Complex for his services as trustee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 28, 2024, the beneficial ownership information with respect to our Class NAV shares for each Trustee, the Fund’s officers, those persons who directly or indirectly own, control or hold with the power to vote 5.0% or more of our outstanding Class NAV shares and all officers and Trustees, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. The address for each Trustee and officer listed below is c/o Manulife Private Credit Fund, 197 Clarendon Street, Boston, MA 02116.

Percentage of Class NAV shares outstanding
Name	Type of ownership	Shares owned	Percentage
Five-Percent Shareholders
Manufacturers Life Reinsurance Limited(1)	Beneficial	744,978.07	16.04%
Manulife International Limited(2)	Beneficial	1,738,282.15	37.41%
Manulife Private Credit Plus Fund(3)	Beneficial	2,162,834.16	46.55%
Independent Trustees
Hassell H. McClellan	N/A	—	—
Grace K. Fey	N/A	—	—
Deborah C. Jackson	N/A	—	—
Interested Trustee
Ian Roke	N/A	—	—
Executive Officers Who Are Not Trustees
Heidi Knapp	N/A	—	—
E. David Pemstein	N/A	—	—
Brian VanDelinder	N/A	—	—
All Trustees and Executive Officers as a Group (7 persons)		—	—%

(1)	The Goddard Building Haggatt Hall, St. Michael, C8 BB11059
(2)	22 F Manulife Financial Center, 223-231Wai Yip Street, Kwun Tong Kowloon, K3 999077
(3)	200 Berkeley Street, Boston, MA 02116

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Fund will be subject to certain conflicts of interest with respect to the services the Adviser provides to us. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Fund.

The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Fund does, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with Manulife or John Hancock. In the future, these persons and other affiliates of Manulife and John Hancock may organize other debt-related programs and acquire for their own account debt-related investments that may be suitable for us.

In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Fund’s best interests or in the best interest of the Fund’s shareholders. The Fund’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

Investment Advisory Agreement and Service Agreement

Pursuant to the Investment Advisory Agreement, the Adviser provides us with investment advisory services for which we pay the Adviser a Management Fee, monthly in arrears, at an annual rate of 1.25% of the value of the Fund’s monthly net assets, as well as an Incentive Fee based on performance commencing on and after October 3, 2024. For a two-year term, beginning on the BDC Election Date and ending on October 3, 2025, the Adviser has agreed to the Management Fee Waiver. See “Item 1. Business – Management Agreements” for a description of how the fees payable to the Adviser are determined.

For the period from July 17, 2023 (commencement of operations) to December 31, 2023, the amount of Management Fee incurred was $0.18 million, all of which was waived or reimbursed by the Adviser pursuant to the Management Fee Waiver or the Expense Limitation and Reimbursement Agreement.

The Incentive Fee will be computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for our Adviser to invest in certain types of securities that may have a high degree of risk. We will rely on input from investment professionals from our Adviser to value our portfolio investments. Our Adviser’s Management Fee and Incentive Fee will be based on the value of our investments, and there may be a conflict of interest when personnel of our Adviser assist in determining periodic fair values for our portfolio investments.

There was no Incentive Fee incurred for the period from July 17, 2023 (commencement of operations) to December 31, 2023.

Pursuant to the Service Agreement, the Adviser is responsible for providing, at the expense of the Fund, certain treasury, valuation and portfolio and cash management services to the Fund. Pursuant to the Service Level Agreement, JHIM provides certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. Pursuant to the Service Agreement, the Adviser shall determine, subject to Board approval, the expenses to be reimbursed by the Fund, including an overhead allocation. The payments under the Service Agreement are not intended to provide a profit to the Adviser. Instead, the Adviser provides the services under the Service Agreement because it also provides advisory services under the Investment Advisory Agreement. The reimbursement shall be paid monthly in arrears by the Fund. See “Item 1. Business – Management Agreements” for a description of our obligation to reimburse the Adviser under the Service Agreement. Similarly, under the Service Level Agreement, the Adviser pays JHIM compensation on an at-cost basis, and JHIM does not earn any profit.

For the period from July 17, 2023 (commencement of operations) to December 31, 2023, the amount incurred related to the Service Agreement was $0.01 million.

Expense Limitation and Reimbursement Agreement

The Fund has entered into an Expense Limitation Agreement with the Adviser for a two-year term beginning on the BDC Election Date and ending on the Limitation Period. The Adviser and the Fund may extend the Limitation Period for a period of one year on an annual basis. Pursuant to the Expense Limitation Agreement, the Adviser has agreed that it will pay, absorb or reimburse the Fund’s aggregate monthly Expenses on the Fund’s behalf (which, for the avoidance of doubt, may include any Expenses incurred prior to the effective date of the Investment Advisory Agreement), to ensure that the Fund’s aggregate monthly Expenses during the Limitation Period do not exceed the Expense Cap. For any month in which the Fund’s aggregate monthly Expenses exceed the Expense Cap, the Adviser will make a Required Expense Payment to the extent necessary to eliminate such excess. The Adviser may also directly pay expenses on behalf of the Fund and waive reimbursement under the Expense Limitation Agreement. See “Item 1. Business – Management Agreements - Expense Limitation and Reimbursement Agreement ”

The expense reductions described above amount to about $0.87 million for the period from July 17, 2023 (commencement of operations) to December 31, 2023.

Co-Investment

Pursuant to the Co-Investment Exemptive Order from the SEC, the Fund is permitted to negotiate certain investments with entities with which it may be restricted from doing so under the 1940 Act, such as the Adviser and its affiliates. The Co-Investment Exemptive Order permits co-investment with other funds managed by the Adviser or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the Co-Investment Exemptive Order, the Fund will be permitted to co-invest with affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching of the Fund or shareholders by any person concerned and (2) the transaction is consistent with the interests of shareholders and is consistent with the Fund’s investment objective and strategies.

For the period from July 17, 2023 (commencement of operations) to December 31, 2023, commitments entered into by the Fund pursuant to the Co-Investment Exemptive Order amounted to $11,493,732, including unfunded commitments of $3,468,331.

Trustee Independence

While we are not listed on any public securities exchange, we intend to comply with listing standards of the NYSE requiring listed companies to have a board of directors with at least a majority of independent directors. The NYSE listing standards provide that a director of a BDC will be considered to be independent if he or she is not an “interested person” of the Fund, as defined in Section 2(a)(19) of the 1940 Act.

Based on these standards, the Board has determined that Hassell H. McClellan, Grace K. Fey and Deborah C. Jackson are independent (or not “interested persons” of the Fund). Based upon information requested from each such Trustee concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Trustees has a material business or professional relationship with the Fund, other than in his or her capacity as a member of the Board or any committee thereof. All of the members of the Audit Committee and Nominating and Governance Committee are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Ernst & Young LLP for the Fund for the audit of the Fund’s annual financial statements or services that are normally provided by the accountant(s) in connection with statutory and regulatory filings or engagements amounted to $160,000 for the period from July 17, 2023 (commencement of operations) to December 31, 2023. These fees were billed to the Fund and were approved by the Fund’s Audit Committee.

Audit-Related Services

Audit-related fees are for any services by Ernst & Young LLP rendered to the Fund that are reasonably related to the performance of the audit or reviews of the Fund’s financial statements (but not reporting as audit fees above) and billed to the Fund or to the Fund’s Adviser, and any entity controlling, controlled by, or under common control with the Adviser (“control affiliates”).The aggregate audit-related fees billed by Ernst &Young LLP amounted to $5,000 for the period from July 17, 2023 (commencement of operations) to December 31, 2023. The nature of the services comprising the audit-related fees was the review of the Fund’s registration statement.

Tax Fees

The aggregate fees for the Fund billed for professional services rendered by Ernst & Young LLP for the tax compliance, tax advice and tax planning (“tax fees”) amounted to $23,250 for the period from July 17, 2023 (commencement of operations) to December 31, 2023. The nature of the services comprising the tax fees was the review of the Fund’s tax returns and tax distribution requirements. These fees were billed to the Fund and were approved by the Fund’s Audit Committee.

All Other Fees

The nature of the services comprising all other fees is advisory services provided to the Adviser. These fees were approved by the Fund’s Audit Committee. All other fees billed to the Fund or control affiliates for products and services provided by Ernst & Young LLP amounted to $0 for the period from July 17, 2023 (commencement of operations) to December 31, 2023.

Audit Committee Pre-Approval Policies and Procedures

The Fund’s Audit Committee must pre-approve all audit and non-audit services provided by the independent registered public accounting firm (the “Auditor”) relating to the operations or financial reporting of the Fund. Prior to the commencement of any audit or non-audit services to the Fund, the Audit Committee reviews the services to determine whether they are appropriate and permissible under applicable law.

The Fund’s Audit Committee has adopted policies and procedures to, among other purposes, provide a framework for the Committee’s consideration of audit-related and non-audit services by the Auditor. The policies and procedures require that any audit-related and non-audit service provided by the Auditor and any non-audit service provided by the Auditor to a fund service provider that relates directly to the operations and financial reporting of the Fund are subject to approval by the Audit Committee before such service is provided. Audit-related services provided by the Auditor that are expected to exceed $25,000 per instance/per fund are subject to specific pre-approval by the Audit Committee. Tax services provided by the Auditor that are expected to exceed $30,000 per instance/per fund are subject to specific pre-approval by the Audit Committee.

All audit services, as well as the audit-related and non-audit services that are expected to exceed the amounts stated above, must be approved in advance of provision of the service by formal resolution of the Audit Committee. At the regularly scheduled Audit Committee meetings, the Committee reviews a report summarizing the services, including fees, provided by the Auditor.

Audit-Related Fees, Tax Fees and All Other Fees: There were no amounts that were approved by the Audit Committee pursuant to the de minimis exception under Rule 2-01 of Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report

The following documents are filed as part of this annual report:

(1)	Financial Statements - Financial statements are included in Item 8. See the Index to the financial statements on page 79 of this annual report on Form 10-K.
(2)

Financial Statement Schedules - None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the statements or notes to the financial statements.

(3)	Exhibits - The following is a list of all exhibits filed as a part of this annual report on Form 10-K, including those incorporated by reference.

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

3.1	Certificate of Trust(1)

3.2	Certificate of Amendment to Certificate of Trust(1)

3.3	Amended and Restated Agreement and Declaration of Trust(2)

3.4	Bylaws(1)

4.1	Form of Subscription Agreement(2)

4.2	Description of Securities*

10.1	Investment Advisory Agreement(1)

10.2	Amended and Restated Service Agreement(1)

10.3	Custody Agreement(2)

10.4	Form of Expense Limitation and Reimbursement Agreement(1)

10.5	Dividend Reinvestment Plan(1)

10.6	Placement Agency Agreement(1)

10.7	Services Agreement by and between the Fund and SS&C Technologies, Inc.(1)

10.8	Service Level Agreement(2)

10.9	Amendment to the Service Level Agreement(2)

10.10	Form of Fund of Funds Investment Agreement*

10.11	Intercompany Revolving Promissory Note*

14.1	Sarbanes-Oxley Code of Ethics*

14.2	Code of Ethics of the Fund*

24.1	[Reserved]

24.2	Power of Attorney for Hassell H. McClellan*

24.3	Power of Attorney for Grace K. Fey*

24.4	Power of Attorney for Deborah C. Jackson*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
(1)	Incorporated by reference to the Fund’s Form 10-12G filed by the Fund on August 4, 2023 (File No. 000-56578).
(2)	Incorporated by reference to Amendment No. 1 to the Fund’s Form 10-12G filed by the Fund on September 19, 2023 (File No. 000-56578).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K (the “Annual Report”) to be signed on its behalf by the undersigned thereunto duly authorized.

MANULIFE PRIVATE CREDIT FUND

Date: February 28, 2024	By:	/s/ Ian Roke
Name: Ian Roke
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Roke	President, Chief Executive Officer and Trustee	February 28, 2024
Ian Roke	(Principal Executive Officer)

/s/ Heidi Knapp	Chief Financial Officer	February 28, 2024
Heidi Knapp	(Principal Financial Officer)

/s/ Hassell H. McClellan*	Trustee and Chairman of the Board of Trustees	February 28, 2024
Hassell H. McClellan

/s/ Grace K. Fey*	Trustee	February 28, 2024
Grace K. Fey

/s/ Deborah C. Jackson*	Trustee	February 28, 2024
Deborah C. Jackson

*By: /s/ Betsy Anne Seel Betsy Anne Seel As Attorney-In-Fact

*

The original powers of attorney authorizing Betsy Anne Seel to execute this Annual Report, and any amendments thereto, for the trustees of the Registrant on whose behalf this Annual Report is filed have been executed and filed as an Exhibit hereto.