Form 10-Q
period 2024-03-31
Manulife Private Credit Fund
filed 2024-05-13
CIK 1988280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
of the Exchange Act). Yes ☐ No ☒
As of March 31, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”). The number of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 13, 2024 was 5,360,173.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
Manulife Private Credit Fund
Consolidated Schedule of Investments
3-31-24
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 79.2% (Cost $88,220,295)				$89,299,427
Consumer discretionary 15.7%				17,653,615

Automobile components 1.9%
Paint Intermediate III LLC, Revolver (3 month CME Term SOFR + 5.750%) (C)	11.160	10-07-27	216,516	216,516
Paint Intermediate III LLC, Term Loan ( 3 month CME Term SOFR + 5.750%) (D)	11.163	10-06-28	1,943,722	1,963,159
Diversified consumer services 6.5%
Capital Construction LLC, Add-On Delayed Draw Term Loan (C)	—	10-22-26	499,260	504,253
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 6.000%)	11.429	10-22-26	328,193	331,475
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (D)	11.423	10-22-26	1,142,383	1,153,807
Capital Construction LLC, Revolver (C)	—	10-22-26	508,039	508,039
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 6.000%) (D)	11.426	10-22-26	842,759	851,187
Leap Service Partners LLC, Delayed Draw Term Loan (C)	—	03-15-29	1,764,706	1,749,265
Leap Service Partners LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	10.327	03-15-29	588,235	577,941
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.000%)	10.309	03-15-29	1,647,059	1,618,235
Hotels, restaurants and leisure 1.9%
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	11.472	07-27-28	570,719	569,293
Bandon Fitness, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	11.470	07-27-28	114,804	114,517
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	11.463	07-27-28	1,475,718	1,472,028
Leisure products 3.5%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	517,440
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	10.211	06-18-27	3,472,000	3,402,560
Textiles, apparel and luxury goods 1.9%
CPC Lakeshirts Acquisition LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	10.782	09-02-27	316,252	307,556
CPC Lakeshirts Acquisition LLC, Revolver (1 month CME Term SOFR + 5.250%) (C)	10.692	09-02-27	380,027	369,577
CPC Lakeshirts Acquisition LLC, Term Loan ( 1 month CME Term SOFR + 5.250%) (D)	10.692	09-04-28	1,467,112	1,426,767
Consumer staples 2.6%				2,934,734

Consumer staples distribution and retail 2.6%
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	526,567
PAK Quality Foods Acquisition LLC, Revolver (C)	—	12-28-29	313,433	307,164
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 6.250%) (D)	11.690	12-28-29	2,143,881	2,101,003
See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
3-31-24
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Financials 1.9%				$2,166,069

Capital markets 1.9%
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 5.250%) (C)	10.746	10-13-28	933,232	933,232
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	311,716	311,716
Steward Partners Global Advisory LLC, Term Loan (6 month CME Term SOFR + 5.250%) (D)	10.724	10-13-28	921,121	921,121
Health care 14.6%				16,439,316

Health care equipment and supplies 1.9%
CPC/Cirtec Holdings, Inc., Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.552	01-30-29	2,158,647	2,147,853
Health care providers and services 12.7%
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	11.445	02-28-29	711,111	696,889
In Vitro Sciences LLC, Revolver (C)	—	02-28-29	177,778	174,222
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 6.000%) (D)	11.445	02-28-29	3,111,111	3,048,889
Midwest Eye Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.500%) (D)	9.959	08-20-27	1,249,810	1,240,437
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	142,385	141,317
Midwest Eye Services LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	9.959	08-20-27	742,640	737,071
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.161	11-16-28	554,943	560,493
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.159	11-16-28	1,438,233	1,452,615
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 6.250% and Prime rate + 5.250%) (D)	12.097	12-04-25	1,161,059	1,152,351
Pediatric Home Respiratory Services LLC, Incremental Delayed Draw Term Loan (6 month CME Term SOFR + 6.250% and Prime rate + 5.250%) (D)	12.328	12-04-25	999,553	999,553
Refocus Management Services LLC, Delayed Draw Term Loan (C)	—	02-14-29	1,052,632	1,031,579
Refocus Management Services LLC, Revolver (C)	—	02-14-29	210,526	206,316
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.657	02-14-29	2,736,842	2,682,105
Industrials 38.7%				43,616,757

Building products 3.1%
Lockmasters Security Intermediate, Inc., Delayed Draw Term Loan (C)	—	09-01-27	878,274	865,100
Lockmasters Security Intermediate, Inc., Revolver (C)	—	09-01-27	205,895	202,806
Lockmasters Security Intermediate, Inc., Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.321	09-01-27	2,415,832	2,379,594
Commercial services and supplies 12.4%
BCTS Parent LLC, Delayed Draw Term Loan (C)	—	12-26-29	974,832	955,335
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.250%) (C)	10.569	12-26-29	354,484	347,395
See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
3-31-24
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	10.563	12-26-29	1,414,392	$1,386,104
Beary Landscaping LLC, Delayed Draw Term Loan (C)	—	12-21-29	422,535	413,028
Beary Landscaping LLC, Revolver (C)	—	12-21-29	422,535	413,028
Beary Landscaping LLC, Term Loan (1 and 3 month CME Term SOFR + 5.750%) (D)	11.069	12-21-29	2,149,542	2,101,178
Renovation Systems LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	11.443	01-24-28	251,787	247,381
Renovation Systems LLC, Revolver (Prime rate + 5.000%) (C)	13.500	01-24-28	125,263	123,070
Renovation Systems LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	11.452	01-24-28	1,934,129	1,900,282
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 6.000%)	11.427	09-30-26	1,825,148	1,825,148
Security Services Acquisition Sub Corp., 5th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (D)	11.427	09-30-26	83,181	83,181
Security Services Acquisition Sub Corp., 5th Amendment Term Loan A (1 month CME Term SOFR + 6.000%) (D)	11.427	09-30-26	116,664	116,664
Security Services Acquisition Sub Corp., 6th Amendment Term Loan A (1 month CME Term SOFR + 6.000%) (D)	11.427	09-30-26	353,252	353,252
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (D)	11.427	09-30-26	189,379	189,379
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (D)	11.427	09-30-26	1,242,442	1,242,442
Security Services Acquisition Sub Corp., Additional Term Loan A (1 month CME Term SOFR + 6.000%) (D)	11.427	09-30-26	82,145	82,145
Security Services Acquisition Sub Corp., Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (D)	11.427	09-30-26	97,739	97,739
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.171	09-07-28	595,896	589,937
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	228,971
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.926	09-07-28	1,331,413	1,308,114
Professional services 5.8%
Gannet Fleming, Inc., Revolver (C)	—	12-20-28	297,877	297,877
Gannet Fleming, Inc., Term Loan (3 month CME Term SOFR + 6.500%) (D)	11.902	12-20-28	1,862,974	1,900,233
Health Management Associates, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (C)	11.691	03-30-29	307,841	307,841
Health Management Associates, Inc., Revolver (C)	—	03-30-29	124,004	124,004
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.691	03-30-29	1,702,932	1,702,932
Library Associates LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%) (D)	11.672	03-01-27	291,637	291,637
Library Associates LLC, Revolver (1 month CME Term SOFR + 6.250%) (C)	11.679	02-26-27	72,418	72,418
Library Associates LLC, Term Loan (1 month CME Term SOFR + 6.250%) (D)	11.677	02-26-27	1,795,182	1,795,182
See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
3-31-24
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors 17.4%
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (C)	11.192	12-22-29	290,323	$288,145
BLP Buyer, Inc., Revolver (1 month CME Term SOFR + 5.750%) (C)	11.077	12-22-29	290,323	288,145
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.750%) (D)	11.077	12-22-29	2,419,355	2,401,210
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	11.180	11-01-26	2,158,564	2,088,411
Krayden Holdings, Inc., Delayed Draw Term Loan A (C)	—	03-01-29	258,694	258,694
Krayden Holdings, Inc., Delayed Draw Term Loan B (C)	—	03-01-29	258,694	258,694
Krayden Holdings, Inc., Revolver (C)	—	03-01-29	272,309	272,309
Krayden Holdings, Inc., Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.152	03-01-29	1,374,888	1,374,888
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.500%) (C)	10.932	08-31-28	854,717	863,265
M&D Midco, Inc., Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.500%)	10.962	08-31-28	498,790	503,778
M&D Midco, Inc., Revolver (3 month CME Term SOFR + 5.500% and Prime rate + 4.500%) (C)	12.158	08-31-28	250,675	250,675
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.993	08-31-28	1,412,352	1,426,476
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 6.390%) (D)	12.068	01-18-28	2,158,564	2,180,150
SurfacePrep Buyer LLC, Delayed Draw Term Loan (C)	—	02-04-30	547,945	536,986
SurfacePrep Buyer LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	10.334	02-04-30	547,945	536,986
SurfacePrep Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	10.315	02-04-30	2,904,110	2,846,027
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.059	10-03-28	338,719	338,719
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (C)	11.059	10-03-28	973,821	973,821
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.059	10-03-28	1,551,961	1,551,961
Information technology 3.8%				4,322,566

IT services 1.9%
AIDC Intermediate LLC, Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.719	07-22-27	2,158,606	2,164,002
Software 1.9%
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	11.459	12-21-27	2,158,564	2,158,564
Materials 1.9%				2,166,370

Chemicals 1.9%
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (C)	11.075	03-02-29	725,959	725,959
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	362,979
See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
3-31-24
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Materials (continued)
Chemicals (continued)
Chemtron Supply LLC, Term Loan ( 3 month CME Term SOFR + 5.750% ) (D)	11.052	03-02-29	1,077,432	$1,077,432

	Yield (%)		Shares	Value
Short-term investments 37.1% (Cost $41,842,425)				$41,842,425
Short-term funds 37.1%				41,842,425

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class	5.1900	( E )	41,842,425	41,842,425
Total investments - Non-controlled/Non-affiliated (Cost $130,062,720) 116.3%				$131,141,852

Less unfunded loan commitments (15.5%)				(17,460,191)

Net investments - Non-controlled/Non-affiliated (Cost $112,602,529) 100.8%				$113,681,661

Other assets and liabilities, net (0.8%)				(943,904)

Total net assets 100.0%				$112,737,757

The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.
^All par values are denominated in U.S. dollars unless otherwise indicated.

Security Abbreviations and Legend
CME	CME Group Published Rates

SOFR	Secured Overnight Financing Rate

(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the consolidated financial statements.

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

(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.

(E)	The rate shown is the annualized seven-day yield as of 3-31-24.
At
3-31-24,
the aggregate cost of investments for federal income tax purposes was $112,158,166. Net unrealized appreciation aggregated to $1,523,495, of which $1,620,258 related to gross unrealized appreciation and $96,763 related to gross unrealized depreciation.
See notes to consolidated financial statements

Manulife Private Credit Fund
Schedule of Investments
12-31-23

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 87.9% (Cost $57,833,046)				$58,427,889
Consumer discretionary 9.5%				6,308,073

Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	11.516	07-27-28	571,677	564,531
Bandon Fitness, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	11.534	07-27-28	114,804	113,369
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%)	11.533	07-27-28	1,479,463	1,460,970
CPC Lakeshirts Acquisition LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	11.145	09-02-27	316,398	294,250
CPC Lakeshirts Acquisition LLC, Revolver (3 month CME Term SOFR + 5.500%) (C)	11.145	09-02-27	380,027	353,425
CPC Lakeshirts Acquisition LLC, Term Loan (3 month CME Term SOFR + 5.500%)	11.145	09-04-28	1,470,836	1,367,877
Library Associates LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%)	11.692	03-01-27	292,374	290,912
Library Associates LLC, Revolver (C)	—	02-28-27	72,418	72,056
Library Associates LLC, Term Loan (1 month CME Term SOFR + 6.250%)	11.709	02-26-27	1,799,681	1,790,683
Consumer staples 4.5%				2,966,865

Pak Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	531,940
Pak Quality Foods Acquisition LLC, Revolver (3 month CME Term SOFR + 6.250%) (C)	11.858	12-28-29	313,433	307,164
Pak Quality Foods Acquisition LLC, Term Loan (3 month CME Term SOFR + 6.250%)	11.858	12-28-29	2,149,254	2,127,761
Financials 3.2%				2,142,426

Steward Partners Global Advisory LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 5.250%) (C)	10.822	10-14-28	934,369	922,690
Steward Partners Global Advisory LLC, Revolver (C)	—	10-14-28	311,716	307,820
Steward Partners Global Advisory LLC, Term Loan (6 month CME Term SOFR + 5.250%)	10.893	10-14-28	923,459	911,916
Health care 12.7%				8,455,491

CPC/Cirtec Holdings, Inc., Term Loan (3 month CME Term SOFR + 6.250%)	11.598	01-30-29	2,164,098	2,120,816
Health Management Associates, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (C)	11.727	03-30-29	308,090	305,779
Health Management Associates, Inc., Revolver (C)	—	03-30-29	124,004	123,074
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%)	11.727	03-30-29	1,707,294	1,694,490
Midwest Eye Services LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 4.500%)	9.956	08-20-27	1,252,965	1,215,376
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	142,385	138,113
Midwest Eye Services LLC, Term Loan (3 month CME Term SOFR + 4.500%)	10.038	08-20-27	744,540	722,204
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (Prime rate + 5.250% and 1 month CME Term SOFR + 6.250%)	12.024	12-04-25	1,166,938	1,143,600
Pediatric Home Respiratory Services LLC, Incremental Delayed Draw Term Loan (Prime rate + 5.250% and 1 month CME Term SOFR + 6.250%)	12.265	12-04-25	1,004,596	992,039
See notes to consolidated financial statements

Manulife Private Credit Fund
Schedule of Investments
12-31-23

	Rate (%)	Maturity date	Par value^	Value
Industrials 48.3%				32,102,459

AIDC Intermediate LLC, Term Loan (3 month CME Term SOFR + 6.250%)	11.798	07-22-27	2,164,070	2,142,430
BCTS Parent LLC, Delayed Draw Term Loan (C)	—	12-26-29	974,832	974,832
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.250%) (C)	10.606	12-26-29	354,484	350,939
BCTS Parent LLC, Term Loan (1 month CME Term SOFR + 5.250%)	10.606	12-26-29	1,417,937	1,403,758
Beary Landscaping LLC, Delayed Draw Term Loan (C)	—	12-21-29	422,535	414,085
Beary Landscaping LLC, Revolver (C)	—	12-21-29	422,535	414,085
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.750%)	11.107	12-21-29	1,901,408	1,863,380
BLP Buyer, Inc., Delayed Draw Term Loan (C)	—	12-21-29	290,323	284,516
BLP Buyer, Inc., Revolver (1 month CME Term SOFR + 5.750%) (C)	11.107	12-21-29	290,323	284,516
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.750%)	11.107	12-21-29	2,419,355	2,370,965
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%)	11.695	10-22-26	1,145,261	1,148,124
Capital Construction LLC, Revolver (1 month CME Term SOFR + 6.250%) (C)	11.693	10-22-26	179,846	179,846
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 6.250%)	11.693	10-22-26	844,887	847,000
Gannet Fleming, Inc., Revolver (C)	—	12-20-28	297,877	297,877
Gannet Fleming, Inc., Term Loan (3 month CME Term SOFR + 6.500%)	11.948	12-20-28	1,867,690	1,881,698
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.500%)	10.956	11-01-26	2,164,043	2,104,532
M+D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	11.032	08-31-28	500,044	500,044
M+D Midco, Inc., Revolver (Prime rate + 4.500%) (C)	13.000	08-31-28	250,675	250,675
M+D Midco, Inc., Term Loan (3 month CME Term SOFR + 5.500%)	11.038	08-31-28	1,415,937	1,415,937
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%)	11.208	11-16-28	556,340	561,904
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 5.750%)	11.198	11-16-28	1,441,865	1,456,283
Paint Intermediate III LLC, Revolver (C)	—	10-07-27	216,516	216,516
Paint Intermediate III LLC, Term Loan (3 month CME Term SOFR + 5.750%)	11.233	10-06-28	1,948,643	1,963,257
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 6.770%)	12.162	01-18-28	2,164,043	2,185,683
Security Services Acquisition Sub Corp., 5th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	83,395	82,769
Security Services Acquisition Sub Corp., 5th Amendment Term Loan A (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	116,963	116,086
Security Services Acquisition Sub Corp., 6th Amendment Term Loan A (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	354,158	351,501
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	189,861	188,437
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (C)	—	09-30-26	1,245,556	1,236,214
See notes to consolidated financial statements

Manulife Private Credit Fund
Schedule of Investments
12-31-23

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Security Services Acquisition Sub Corp., Additional Term Loan A (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	82,356	$81,738
Security Services Acquisition Sub Corp., Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	97,989	97,254
WWEC Holdings II Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%)	11.098	10-03-28	339,568	337,021
WWEC Holdings II Corp., Revolver (Prime rate + 4.750%) (C)	13.250	10-03-28	271,654	269,617
WWEC Holdings II Corp., Term Loan (3 month CME Term SOFR + 5.750%)	11.098	10-03-28	1,555,900	1,544,231
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%)	11.222	09-07-28	597,397	588,436
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	227,224
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%)	10.976	09-07-28	1,334,792	1,301,423
Information technology 3.2%				2,158,633

Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 6.000%)	11.498	12-21-27	2,164,043	2,158,633
Materials 6.5%				4,293,942

Chemtron Supply LLC, Delayed Draw Term Loan (C)	—	03-02-29	725,959	725,959
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	362,979
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 5.750%)	11.098	03-02-29	1,080,308	1,080,308
Krayden Holdings, Inc., Delayed Draw Term Loan A (C)	—	03-01-29	258,694	253,520
Krayden Holdings, Inc., Delayed Draw Term Loan B (C)	—	03-01-29	258,694	253,520
Krayden Holdings, Inc., Revolver (C)	—	03-01-29	272,309	266,863
Krayden Holdings, Inc., Term Loan (3 month CME Term SOFR + 5.750%)	11.198	03-01-29	1,378,360	1,350,793

	Yield (%)		Shares	Value
Short-term investments 29.2% (Cost $19,398,547)				$19,398,547
Short-term funds 29.2%				19,398,547

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class	4.9800	(D)	19,398,547	19,398,547
Total investments- Non-controlled/Non-affiliated (Cost $77,231,593) 117.1%				$77,826,436

Less unfunded loan commitments (15.8%)				(10,515,066)

Net investments- Non-controlled/Non-affiliated (Cost $66,716,527) 101.3%				$67,311,370

Other assets and liabilities, net (1.3%)				(848,251)

Total net assets 100.0%				$66,463,119

The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.
^All par values are denominated in U.S. dollars unless otherwise indicated.
See notes to consolidated financial statements

Manulife Private Credit Fund
Schedule of Investments
12-31-23

Security Abbreviations and Legend

CME	CME Group Published Rates

SOFR	Secured Overnight Financing Rate

(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the consolidated financial statements.

(B)	Senior loans are variable rate obligations which generally pay interest rates that are periodically redetermined by reference to a base lending rate and spread, which are both subject to change. The rate shown represents the rate at period end.

(C)	Unfunded or partially unfunded loan commitments. The stated interest rate reflects the reference rate and spread of the funded portion, if any. No interest rate is determined for unfunded positions. See Note 2 for more information.

(D)	The rate shown is the annualized seven-day yield as of 12-31-23.
At
12-31-23,
the aggregate cost of investments for federal income tax purposes was $66,272,164. Net unrealized appreciation aggregated to $1,039,206, of which $1,111,352 related to gross unrealized appreciation and $72,146 related to gross unrealized depreciation.
See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Assets and Liabilities

	March 31, 2024 (Unaudited)	December 31, 2023
Assets
Investments – Non-controlled/Non-affiliated, at value (Cost $112,602,529 and $66,716,527, at March 31, 2024 and December 31, 2023, respectively)	$113,681,661	$67,311,370
Cash	2,831,004	95,039
Receivable for investments sold	176,501	115,720
Interest and dividends receivable	615,738	413,164
Receivable from affiliates	153,162	221,244
Deferred financing cost	1,686,942	—
Other assets	274,676	327,969

Total assets	119,419,684	68,484,506

Liabilities
Credit facility payable	5,000,000	—
Distributions payable	1,090,634	1,491,569
Interest and credit facility expenses payable	25,927	—
Payables to affiliates:
Management fees payable	172,836	56,324
Payable for offering costs	129,820	129,820
Accounting and legal services fees	16,252	13,758
Trustee fees	—	2,656
Other liabilities and accrued expenses	246,458	327,260

Total liabilities	6,681,927	2,021,387

Net assets	$112,737,757	$66,463,119
Net assets consist of
Paid-in capital	$111,538,568	$66,538,568
Total distributable earnings (loss)	1,199,189	(75,449)

Net assets	$112,737,757	$66,463,119

Net asset value per share
Based on net asset value and shares outstanding - the Fund has an unlimited number of shares authorized with par value of $0.01 per share.
Class NAV:
Net assets	$112,737,757	$66,463,119
Shares outstanding	5,360,173	3,204,574
Per share	$21.03	$20.74
See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statement of Operations

For the three months ended
March 31, 2024
(Unaudited)
Investment income
From non-controlled/non-affiliated investments:
Interest	$1,788,772
Dividends	458,090
Other income	20,622

Total Investment income	2,267,484

Expenses
Management fee	302,891
Accounting and legal services fees	8,767
Trustee fees	21,648
Professional fees	103,991
Custody and accounting fees	57,239
Printing and postage	11,065
Organization cost	24,253
Offering cost	100,007
Interest and credit facility expenses	31,485
Other expenses	8,795

Total expenses	670,141
Less expense reductions	(280,745)

Net expenses	389,396

Net investment income	1,878,088

Realized and unrealized gain (loss)
Net realized gain (loss) on non-controlled/non-affiliated investments	2,895
Change in net unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	484,289

Net realized and unrealized gain (loss)	487,184

Increase (decrease) in net assets from operations	$2,365,272
See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statement of Changes in Net Assets

For the three months ended
March 31, 2024
(Unaudited)
Increase (decrease in net assets)
From operations
Net investment income	$1,878,088
Net realized gain (loss)	2,895
Change in net unrealized appreciation (depreciation)	484,289

Increase (decrease) in net assets resulting from operations	2,365,272

Distributions to common shareholders
From earnings
Class NAV	(1,090,634)

Increase (decrease) from share transactions
Fund shares issued
Class NAV	45,000,000

Total increase (decrease)	46,274,638

Net assets
Beginning of period	66,463,119

End of period	$112,737,757

Share activity
Class NAV Shares outstanding
Beginning of period	3,204,574
Shares issued	2,155,599

End of period	5,360,173

See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statement of Cash Flows

For the three months ended
March 31, 2024
(Unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$2,365,272
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Long-term investments purchased	(23,991,923)
Long-term investments sold	561,618
Net purchases and sales of short-term investments	(22,443,878)
Net amortization of premium (discount)	(8,924)
Amortization of deferred financing cost	5,558
(Increase) decrease in assets:
Receivable for investments sold	(60,781)
Interest and dividends receivable	(202,574)
Receivable from affiliates	68,082
Other assets	53,293
Increase (decrease) in liabilities:
Interest and credit facility expenses payable	25,927
Payable to affiliates	116,350
Other liabilities and accrued expenses	(80,802)
Net change in unrealized (appreciation) depreciation of:
non-controlled/non-affiliated investments	(484,289)
Net realized (gain) loss on:
non-controlled/non-affilaited investments	(2,895)

Net cash provided by (used in) operating activities	$(44,079,966)

Cash flows from financing activities
Cash distributions to shareholders	$(1,491,569)
Borrowings under credit facility	5,000,000
Financing cost paid	(1,692,500)
Proceeds from Fund shares issued	45,000,000

Net cash provided by (used in) financing activities	$46,815,931

Net increase (decrease) in cash	$2,735,965
Cash at beginning of period	95,039

Cash at end of period	$2,831,004
Supplemental disclosure of cash flow information:
Distributions declared for the period	$1,090,634
See notes to consolidated financial statements

Notes to Consolidated Financial Statements (Unaudited)
Note 1 – Organization
Manulife Private Credit Fund (the Fund) was formed on February 8, 2023 as a Delaware statutory trust and commenced operations on July 17, 2023 concurrent with the initial closing on the Seed Contribution (as defined below). The investment objective of the Fund is to seek to maximize total return in the form of current income and, to a lesser extent, capital appreciation.
Effective October 3, 2023, the Fund elected to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act) (the date of the Fund’s election to be regulated as a BDC under the 1940 Act is referred to herein as the BDC Election Date) and thereafter operate as a continuously offered, diversified closed-end
management investment company that has elected to be regulated as a BDC under the 1940 Act. The Fund is a non-exchange
traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed for trading on a stock exchange or other securities market. At the sole discretion of the Board of Trustees (the Board or Trustees) of the Fund and provided that it is in the best interest of the Fund and shareholders to do so, the Fund intends to provide a limited degree of liquidity to shareholders by conducting repurchase offers generally quarterly; however, there can be no assurance that any such tender offers will be conducted on a quarterly basis or at all. The Fund currently does not intend to offer to repurchase shares at any time during the first two years of operations of the Fund.
The Fund is only offered to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933 (the Securities Act),
non-U.S.
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
Note 2 – Significant accounting policies
Basis of Consolidation
Manulife Private Credit Fund SPV, LLC (the SPV) is a Delaware limited liability company that was formed on December 11, 2023. The SPV, which holds certain of the Fund’s portfolio loan investments that are used as collateral for the credit facility, is a wholly owned subsidiary of the Fund. The SPV commenced operations on March 26, 2024 upon receipt of contribution of portfolio loan investments from the Fund.
As provided under Accounting Standards Codification (ASC) 946, the Fund will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the consolidated financial statements include the accounts of the Fund and its wholly owned subsidiary, the SPV. All significant intercompany balances and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (US GAAP), which require management to make certain estimates and assumptions as of the date of the consolidated financial statements. Actual results could differ from those estimates and those differences could be significant. The Fund qualifies as an investment company under ASC 946 of US GAAP.
Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with US GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Fund’s audited financial statements and notes related thereto for the period from July 17, 2023 (inception) to December 31, 2023, included in the Fund’s Form
10-K
filing. The results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or future year or period.

The following summarizes the significant accounting policies of the Fund:
Security valuation.
Investments are valued at the end of each month at a minimum. The Fund invests primarily in senior loans. Manulife Investment Management Private Markets (US) LLC (the Advisor), assisted by its Pricing Committee (composed of officers of the Advisor and its affiliates), as designated by the Board, determines the fair value of the Fund’s securities that are not publicly traded or whose market prices are not readily available pursuant to procedures established by the Advisor and adopted by the Board. In connection with that determination, portfolio valuations are prepared in accordance with the Advisor’s valuation policy using valuations obtained from independent valuation firms and/or proprietary models.
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
Investments in open-end mutual funds are valued at their respective net asset values each business day and are generally classified as Level 1.
The following is a summary of the values by input classification of the Fund’s investments as of March 31, 2024 and December 31, 2023, by major security category or type:

	Total value at 3-31-24	Level 1 Quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$71,839,236	—	—	$71,839,236
Short-term investments	41,842,425	$41,842,425	—	—

Total investments in securities	$113,681,661	$41,842,425	—	$71,839,236

	Total value at 12-31-23	Level 1 Quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$47,912,823	—	—	$47,912,823
Short-term investments	19,398,547	$19,398,547	—	—

Total investments in securities	$67,311,370	$19,398,547	—	$47,912,823
The Fund holds liabilities for which the

carrying amount
 approximates the
fair value
 for financial statement purposes. As of March 31, 2024, the liability for the Fund’s Credit facility payable on the Consolidated Statements of Assets and Liabilities is categorized as Level 2 within the disclosure hierarchy. There was no Credit facility payable as of December 31, 2023.
The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value. There were no transfers into or out of Level 3 during the three months ended March 31, 2024.

Investments in securities	Senior loans
Beginning balance as of 12-31-23	$47,912,823
Purchases and drawdowns	23,991,923
Sales and paydowns	(561,618)
Net amortization of (premium) discount	8,924
Realized gain (loss)	2,895
Change in unrealized appreciation (depreciation) at period end	484,289
Ending balance as of 3-31-24	$71,839,236
Change in unrealized appreciation (depreciation) at period end*	$484,289

*	Change in unrealized appreciation (depreciation) attributable to Level 3 securities held at the period end.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the Fund’s Level 3 securities are outlined in the tables below.

	Fair Value at 3-31-24	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$70,176,148	Discounted cash flow	Discount rate	9.27% - 12.19%	10.44%
Senior Loans	$1,663,088	Recent transaction	Transaction price	$98.25 - $99.13	$99.16

	$71,839,236

	Fair Value at 12-31-23	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$40,053,210	Discounted cash flow	Discount rate	9.90% - 12.47%	10.92%
Senior Loans	$7,859,613	Recent transaction	Transaction price	$98.00 - $100	$98.81

	$47,912,823

*
A weighted average is an average in which each input in the grouping is assigned a weighting before summing to a single average value. The weighting of the input is determined based on a security’s fair value as a percentage of the total fair value.

A change to unobservable inputs of the Fund’s Level 3 securities as of March 31, 2024 and December 31, 2023 could have resulted in changes to the fair value measurement, as follows:

Significant Unobservable Input	Impact to Valuation if input had increased	Impact to Valuation if input had decreased
Discount rate	Decrease	Increase
Transaction price	Increase	Decrease
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready available market value for such securities existed and may differ materially from the values that may ultimately be received or settled. Further, such investments will generally be subject to legal and other restrictions, or otherwise will be less liquid than publicly traded instruments. If the Fund is required to liquidate a portfolio investment in a forced or liquidation sale, the Fund might realize significantly less than the value at which such investment will have been previously been recorded. The Fund’s investments will be subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.
Investments.
The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities). The Fund’s investments (excluding unfunded loan commitments), consisted of the following:

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
First-Lien Loans	$70,760,104	$71,839,236	$47,317,980	$47,912,823
Other Securities	$41,842,425	$41,842,425	$19,398,547	$19,398,547

Total Investments	$112,602,529	$113,681,661	$66,716,527	$67,311,370

The sector composition of investments at fair value as a percentage of net assets as of March 31, 2024 and December 31, 2023, was as follows:

Sector Composition	as of 3-31-24 (% of net assets)	as of 12-31-23 (% of net assets)
Industrials	38.7	48.3
Consumer discretionary	15.7	9.5
Health care	14.6	12.7
Information technology	3.8	3.2
Consumer staples	2.6	4.5
Materials	1.9	6.5
Financials	1.9	3.2
Short-term investments and other (less unfunded loan commitments)	20.8	12.1

	100	100
The industry composition of investments at fair value as a percentage of net assets as of March 31, 2024 was as follows:

Industry Composition as of 3-31-24 (% of net assets)
Trading companies and distributors	17.4
Health care providers and services	12.7
Commercial services and supplies	12.4
Diversified consumer services	6.5
Professional services	5.8
Leisure products	3.5
Building products	3.1
Consumer staples distribution and retail	2.6
Automobile components	1.9
Chemicals	1.9
Capital markets	1.9
IT services	1.9
Software	1.9
Hotels, restaurants and leisure	1.9
Health care equipment and supplies	1.9
Textiles, apparel and luxury goods	1.9
Short-term investments and other (less unfunded loan commitments)	20.8
100
As of March 31, 2024 and December 31, 2023, 100% of investments held were based in the United States.
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
The Fund may also enter into, or acquire participations in, delayed funding loans and revolving credit facilities, in which a bank or other lender agrees to make loans up to a maximum amount upon demand by the borrower during a specified term. These commitments may have the effect of requiring the Fund to increase its investment in a company at a time when it might not be desirable to do so (including at a time when the company’s financial condition makes it unlikely that such amounts will be repaid). Delayed funding loans and revolving credit facilities are subject to credit, interest rate and liquidity risk and the risks of being a lender. Unfunded loan commitments are marked to market in accordance with the Fund’s valuation policies. Any related unrealized appreciation (depreciation) on unfunded commitments is included in non-controlled/non-affiliated
investments, at value in the Consolidated Statements of Assets and Liabilities and change in net unrealized appreciation (depreciation) in the Consolidated Statement of Operations. As of March 31, 2024 and December 31, 2023, the Fund had the following unfunded commitments outstanding.

	March 31, 2024			December 31, 2023
Unfunded term loan	Principal on delayed draw term loan	Principal on revolver	Unrealized Appreciation (Depreciation)	Principal on delayed draw term loan	Principal on revolver	Unrealized Appreciation (Depreciation)
4M Capital, Ltd.	—	$528,000	($2,969)	—	—	—
Bandon Fitness, Inc.	$183,013	45,462	3,999	$191,049	$45,462	$1,774
BCTS Parent LLC	974,832	319,036	(9,748)	974,832	283,587	12,584
Beary Landscaping LLC	422,535	422,535	(6,339)	422,535	422,535	(4,225)
BLP Buyer, Inc.	232,258	268,548	3,937	290,323	268,548	(2,903)
Capital Construction LLC	499,260	508,039	20,596	—	161,862	3,642
Chemtron Supply LLC	362,979	362,979	16,696	725,959	362,979	25,045
CPC Lakeshirts Acquisition LLC	91,207	190,014	3,515	258,419	329,357	(17,634)
Gannet Fleming, Inc.	—	297,877	5,421	—	297,877	5,421
Health Management Associates, Inc.	210,806	124,004	8,705	210,806	124,004	6,194
In Vitro Sciences LLC	7,111	177,778	(996)	—	—	—
Krayden Holdings, Inc.	517,388	272,309	23,691	517,388	272,309	7,897
Leap Service Partners LLC	1,764,706	517,647	—	—	—	—
Library Associates LLC	—	33,795	473	—	72,418	651
Lockmasters Security Intermediate, Inc.	878,274	205,895	(3,362)	—	—	—
M&D Midco, Inc.	753,719	190,513	17,741	233,629	225,607	6,429
Midwest Eye Services LLC	—	142,385	3,346	—	142,385	142
OIS Management Services LLC	—	167,626	503	—	167,626	503
Paint Intermediate III LLC	—	144,344	2,310	—	216,516	3,464
PAK Quality Foods Acquisition LLC	537,313	313,433	(5,373)	537,313	268,657	—
Refocus Management Services LLC	1,052,632	210,526	6,316	—	—	—
Renovation Systems LLC	125,894	112,736	596	—	—	—
Security Services Acquisition Sub Corp.	—	—	—	1,245,556	—	23,043
Steward Partners Global Advisory LLC	459,781	311,716	17,744	480,043	311,716	8,313
SurfacePrep Buyer LLC	547,945	479,452	(5,480)	—	—	—
WWEC Holdings III Corp.	824,819	434,020	19,259	—	220,719	2,318
XpressMyself.com LLC	—	233,050	4,544	—	233,050	2,797

Total	$10,446,472	$7,013,719	$125,125	$6,087,852	$4,427,214	$85,455
Security transactions and related investment income.
Investment security transactions are accounted for on a trade date plus one basis for net asset value (NAV) calculations. However, for financial reporting purposes, investment transactions are reported on trade date. Interest income is accrued as earned. Interest income includes coupon interest and amortization/accretion of premiums/discounts on debt securities. Debt obligations may be placed in a non-accrual
status and related interest income may be reduced by stopping current accruals and writing off interest receivable when the collection of all or a portion of interest has become doubtful. Dividend income is recorded on ex-date.
Certain senior loan related fees, such as amendment fees, are recorded as Other income when earned. Gains and losses on securities sold are determined on the basis of identified cost and may include proceeds from litigation.
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
Offering and Organization Costs
The Fund incurred organization costs of $24,253
during the three months ended March 31, 2024.

Organization costs are expensed as incurred. Offering costs are accounted for as a deferred charge by the Fund and will be amortized to expense over 12 months from the BDC Election Date. During the three months period
March 31, 2024, $100,007 of offering costs were expensed and as of
March 31, 2024 and December 31, 2023, $225,443 and $
325,450,
respectively of unamortized offering costs are included in Other assets within the Consolidated Statements of Assets and Liabilities.
Consolidated Statement of Cash Flows.
A Statement of Cash Flows is presented when a certain percentage of the Fund’s investments is classified as Level 3 in the fair value hierarchy. Information on financial transactions that have been settled through the receipt and disbursement of cash is presented in the Consolidated Statement of Cash Flows. The cash amount shown in the Consolidated Statement of Cash Flows is the amount included in the Fund’s Consolidated Statements of Assets and Liabilities and represents the cash on hand at the Fund’s custodian and does not include any short-term investments.
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
As of December 31, 2023, the Fund had no uncertain tax positions that would require financial statement recognition, derecognition or disclosure. The Fund’s federal tax returns once filed are subject to examination by the Internal Revenue Service for a period of three years.
Distribution of income and gains
. Distributions to shareholders from net investment income and net realized gains, if any, are recorded on the ex-date.
The Fund generally declares and pays dividends quarterly. Capital gain distributions, if any, are typically distributed annually.
Such distributions, on a tax basis, are determined in conformity with income tax regulations, which may differ from US GAAP. Distributions in excess of tax basis earnings and profits, if any, are reported in the Fund’s consolidated financial statements as a return of capital. The final determination of tax characteristics of the Fund’s distribution will occur at the end of the year and will subsequently be reported to shareholders.
Capital accounts within the consolidated financial statements are adjusted for permanent book-tax
differences. These adjustments have no impact on net assets or the results of operations. Temporary book-tax
differences, if any, will reverse in a subsequent period.
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

Management fee.
The Fund has an investment management agreement with the Advisor (the Investment Advisory Agreement) under which the Fund pays an annual fee rate of 1.25% of monthly net assets effective on and after October 3, 2023. The management fee is payable monthly in arrears.
The Advisor contractually agrees to limit its management fee for the Fund (excluding any incentive fee) to an annual rate of 1.00% of monthly net assets. This agreement expires on October 3, 2025, unless renewed by mutual agreement of the Advisor and the Fund based upon a determination that this is appropriate under the circumstances at that time.
The Advisor contractually agrees to reduce the Fund management fee, or, if necessary, make payment to the Fund, in an amount equal to the amount by which the expenses of the Fund, incurred in the ordinary course of the Fund’s business, exceed 0.50% of monthly net assets (on an annualized basis) of the Fund (the Expense Limitation and Reimbursement Agreement). For purposes of the Expense Limitation and Reimbursement Agreement, “expenses of the Fund” means all expenses of the Fund, excluding (a) management and incentive fees; (b) interest expense, (c) taxes, (d) portfolio brokerage commissions, (e) litigation and indemnification expenses and other extraordinary expenses not incurred in the ordinary course of the business of the Fund, (f) short dividends and (g) cashiering or other investment servicing fees. This agreement expires on October 3, 2025, unless renewed by mutual agreement of the Advisor and the Fund based upon a determination that this is appropriate under the circumstances at that time.
The expense reductions described above amounted to $280,745 for the three months ended March 31, 2024.
Expenses waived or reimbursed in the current fiscal period are not subject to recapture in future fiscal periods.
The management fee, including the impact of the waivers and reimbursements as described above, incurred for the three months ended March 31, 2024, was
equivalent to a net annual effective rate of 0.09% of the Fund’s average monthly net assets.
Incentive fee.
The Fund has agreed to pay the Advisor an incentive fee. A portion of the incentive fee is based upon pre-incentive
fee net investment income and a portion is based on capital gains. The incentive fee shall be calculated and accrued on a monthly basis while being determined and payable in arrears as of the end of each fiscal quarter. During the three months ended March 31, 2024, there was no incentive fee charged as commencement of the incentive fee has not yet occurred.
Accounting and legal services.
The Fund has entered into a service agreement with the Advisor (the Service Agreement), under which the Advisor is responsible for providing, at the expense of the Fund, various administrative, accounting and legal services, including treasury, valuation, and portfolio and cash management services. Pursuant to a separate service level agreement between the Advisor and John Hancock Investment Management LLC (JHIM), JHIM is responsible for providing certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. The Fund shall reimburse the Advisor for all expenses associated with providing all such financial, accounting and administrative services.
These accounting and legal services fees incurred for the three months ended March 31, 2024 amounted to an annual rate of 0.04% of the Fund’s average monthly net assets.
Trustee expenses.
The Fund compensates each Trustee who is not an employee of the Advisor or its affiliates.
Co-investment.
Pursuant to an Exemptive Order issued by the SEC, the Fund is permitted to negotiate certain investments with entities with which it would be restricted from doing so under the 1940 Act, such as the Advisor and its affiliates. The Fund is permitted to co-invest
with affiliates if certain conditions are met. For example, the Advisor makes an independent determination of the appropriateness of the investment for the Fund. Also, a “required majority” (as defined in the 1940 Act) of the Fund’s independent Trustees make certain conclusions in connection with a co-investment
transaction as set forth in the Exemptive Order, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching by the Fund or shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of shareholders and is consistent with the Fund’s investment objective and strategies.
During the three months ended March 31, 2024, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $30,292,319, including unfunded commitments of $8,686,393.

Note 5 – Borrowings
On July 26, 2023, the Board and the Fund’s sole shareholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Fund and such election became effective the following day. As a result of this approval, the Fund’s applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200% and the Fund is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2024, the asset coverage ratio was 2,355%.
JPM Funding Facility
On March 26, 2024, Manulife Private Credit Fund SPV, LLC, a wholly owned consolidated subsidiary of the Fund, entered into a Loan and Security Agreement (the JPM Funding Facility), as borrower (the Borrower), with the Fund, as the parent and portfolio manager, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of up to $150 million with a reinvestment period ending March 26, 2027 and a final maturity date of March 26, 2029. The JPM Funding Facility also provides for a feature that allows the Borrower, subject to certain conditions, to increase the overall size of the JPM Funding Facility to a maximum of $500 million. In addition, on March 26, 2024, the Fund, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which the Borrower will either purchase certain corporate loans or receive contributions of cash or such corporate loans, (collectively, the Loans), from time to time, originated by the Fund or its affiliates.
The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. Borrowings under the JPM Funding Facility will bear interest at Term SOFR or an alternate base rate, in each case plus an applicable margin equal to 2.70%, subject to increases for default rate interest from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an upfront fee, an administrative agency fee and a commitment fee on the undrawn balance of 0.55% per annum (or, during the March 26, 2024 to March 27, 2025 ramp-up
period, 0.30% per annum) on the average daily unused facility amount.
Under the JPM Funding Facility, the Fund and the Borrower, as applicable, have made customary representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The JPM Funding Facility includes usual and customary events of default for such facilities of this nature. Proceeds from the JPM Funding Facility must be used for the purposes permitted in the JPM Funding Facility, including purchasing of loans or other portfolio investments.
As of March 31, 2024, the Fund had outstanding borrowings of $5,000,000 at an interest rate of 8.01%, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $5,000,000 and the weighted average interest rate was 8.01%.
During the three months ended March 31, 2024, the Fund recorded $6,677, $12,083 and $7,167 of interest expense, unused commitment fee and other credit facility related fees, respectively, on the JPM Funding Facility as Interest and credit facility expenses on the Consolidated Statement of Operations.
In connection with the JPM Funding Facility, the SPV pays an upfront fee which is deferred and amortized over the life of the
JPM Funding Facility using the straight-line method. During the three months ended March 31, 2024, $5,558 of the upfront fee was expensed and included in Interest and credit facility expenses on the Consolidated Statement of Operations and $1,686,942 of unamortized upfront fee is included in Deferred financing cost on the Consolidated Statements of Assets and Liabilities.
JH Funding Revolving Promissory Note Agreement
On July 17, 2023, the Fund entered into a revolving promissory note agreement with JH Funding. The aggregate outstanding borrowings under the agreement with JH Funding for the Fund would not exceed $30 million. There were no upfront fees or commitment fees paid by the Fund in connection with the agreement. There were no borrowings during the three months ended March 31, 2024 and the period ended December 31, 2023. The agreement terminated upon the effective date of the JPM Funding Facility on March 26, 2024.

Note 6 – Shares of beneficial interest
At March 31, 2024, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 32.4%, 13.9% and 53.7%, respectively of the Class NAV shares of beneficial interest outstanding.
At December 31, 2023, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 54.2%, 23.3% and 22.5%, respectively of the Class NAV shares of beneficial interest outstanding.
Note 7 – Purchase and sale of securities
Purchases and sales of securities, other than short-term investments, amounted to $23,991,923 and $
561,618
, respectively, for the three months ended March 31, 2024.
Note 8 – Consolidated Financial Highlights

For the three months ended March 31, 2024 Class NAV
Per share operating performance

Net asset value, beginning of period	$20.74
Net investment income (1)	0.40
Net realized and unrealized gain (loss) on investments	0.09

Total from investment operations	0.49
Less distributions to common shareholders
From investment income	(0.20)

Total distributions	(0.20)

Net asset value, end of period	$21.03

Total return (%) (2),(3)	2.38%

Ratios and supplemental data
Net assets, end of period (in millions)	$113
Ratios (as a percentage of average net assets):
Expenses before reductions (4)	2.68%
Expenses including reductions (4)	1.60%
Expenses including reductions (excluding interest and credit facility expenses) (4)	1.50%
Net investment income (4)	7.71%
Portfolio turnover	1%
Total debt outstanding end of period (in millions)	$5
Asset coverage per $1,000 of debt end of period (5)	$2,355

(1)	Based on average shares outstanding.
(2)	Not annualized.
(3)	Total return would have been lower had certain expenses not been reduced during the applicable period.
(4)	Annualized. Certain expenses have been presented unannualized.
(5)
Asset coverage equals the total net assets plus borrowings divided by the borrowings of the fund outstanding at period end (Note 5). As debt outstanding changes, the level of invested assets may change accordingly. Asset coverage ratio provides a measure of leverage.

Note 9 – Subsequent Events
Events or transactions occurring after the end of the period through the date that the consolidated financial statements were issued have been evaluated in the preparation of the consolidated financial statements. The Fund has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

CERTAIN DEFINITIONS
Unless indicated otherwise in this quarterly report on Form
10-Q
or the context requires otherwise, the terms “we,” “us,” “our,” and the “Fund” refer to Manulife Private Credit Fund. The terms “Advisor” and our “Investment Advisor” refers to Manulife Investment Management Private Markets (US) LLC, our investment advisor.
FORWARD-LOOKING
STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. We are externally managed by the Advisor, a registered investment advisor under the Investment Advisers Act of 1940, as amended, which is an indirect wholly-owned subsidiary of Manulife Financial Corporation (Manulife). Manulife does not have any obligation, contractual or otherwise, to financially support us beyond the Seed Contribution (as defined below) of certain of their affiliates. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of a global pandemic;

•	changes in the general interest rate environment;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with our Advisor and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our Advisor and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a business development company and as a regulated investment company under the Internal Revenue Code of 1986, as amended;

•	the impact on our business of U.S. and international financial reform legislation, rules and regulations; and

•	the effect of changes in tax laws and regulations and interpretations thereof.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of the assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this report should not be regarded as a representation by us that our plans and objectives will be achieved. These risks and uncertainties include those described or identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual

Report on Form
10-K
for the year ended December 31, 2023 as updated by the Fund’s periodic filings with the United States Securities and Exchange Commission (the SEC). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we may file with the SEC in the future, including annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information in this section contains
forward-looking
statements that involve risks and uncertainties,
including, but not limited to, those
set forth in “Part I Item 1A. Risk Factors” of our annual report for the fiscal year ended December 31, 2023 on Form
10-K.
You should read the following discussion in conjunction with the Part I, Item 1 of this Form
10-Q
“ Consolidated Financial Statements (Unaudited)” and related notes thereto and other financial information appearing elsewhere in this
Quarterly Report on Form
10-Q.
This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form
10-Q.
The following discussion and analysis of our financial condition and results of operations is intended to provide a better understanding of our consolidated financial statements, including a brief discussion of our business, key factors that impacted our performance and a summary of our operating results. Historical results and percentage relationships among any amounts in the consolidated financial statements are not necessarily indicative of trends in operating results for any future periods.
Overview
We are an externally managed, diversified
closed-end
management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on February 8, 2023, we are externally managed by the Advisor, which manages our day-to-day
operations and provides us with investment advisory and administrative services pursuant to the terms of the Investment Advisory Agreement, and the Service Agreement with the Fund and the Service Level Agreement between the Advisor and JHIM. The Advisor is registered as investment advisor with the SEC. We have elected to be treated as a regulated investment company (RIC) Advisor for U.S. federal income tax purposes, and intend to continue to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the Code).
The Advisor oversees (subject to the oversight of the Board) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Investment Advisory Agreement. Under the Investment Advisory Agreement, we have agreed to pay the Advisor an annual management fee as well as an incentive fee based on our investment performance.
Pursuant to the Service Agreement, the Advisor is responsible for providing, at the expense of the Fund, certain treasury, valuation and portfolio and cash management services to the Fund. Pursuant to the Service Level Agreement, JHIM provides certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. Pursuant to the Service Agreement, the Advisor shall determine, subject to Board approval, the expenses to be reimbursed by the Fund, including an overhead allocation. The payments under the Service Agreement are not intended to provide a profit to the Advisor. Instead, the Advisor provides the services under the Service Agreement because it also provides advisory services under the Investment Advisory Agreement. The reimbursement shall be calculated and paid monthly in arrears. Similarly, under the Service Level Agreement, the Advisor pays JHIM compensation on an at-cost
basis, and JHIM does not earn any profit.
We expect to conduct the continuous private offering of our Common Shares (the Private Offering) in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. We are initially offering one class of our Common Shares – the Class NAV shares – and may offer additional classes of our Common Shares in the future. We and the Advisor may apply for the Multi- Class Exemptive Relief from the SEC that, if granted, would permit us to issue multiple classes of shares of our Common Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date in our discretion. We have not yet applied for the Multi-Class Exemptive Relief, and there is no assurance that such relief would be granted.
We commenced operations concurrent with the initial closing on the Seed Contribution and, prior to the BDC Election Date, we have conducted our investment activities and operations pursuant to the exclusion from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act. Following the BDC Election Date, we commenced holding monthly closings for the Private Offering, in connection with which we issued Common Shares to investors for immediate cash investment. If there are no purchases for the Private Offering for a particular month, a closing will not be held for that month.

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
Expenses
The Fund bears all costs of its organization and operation, including but not limited to, as applicable, expenses of preparing, printing and mailing all shareholders’ reports, notices, prospectuses, proxy statements and reports to regulatory agencies; expenses relating to the offering and issuance of shares; investment advisory fees payable under the Investment Advisory Agreement; government fees; interest charges; expenses of furnishing to investors their account statements; taxes; brokerage and other expenses connected with the execution and servicing of portfolio securities and securities transactions; fees and expenses of custodians including those for keeping books and accounts, maintaining any line of credit and calculating the NAV of shares; fees and expenses of dividend disbursing agents; legal, accounting, financial, management, tax and auditing fees and expenses of the Fund (including an allocable portion of the cost of the Advisor’s or an affiliate of the Advisor’s employees rendering such services to the Fund); expenses of Trustees’ and investors’ meetings; trade association memberships; fidelity bond and other insurance premiums; any extraordinary expenses; and all other expenses incurred by the Fund or Advisor with administering the Fund’s business. In addition, the Fund will be responsible for other expenses, fees, taxes, penalties and costs associated with the Fund’s investments, including but not limited to filing fees, fees to third party sub-servicers,
taxes payable or required to be withheld by or in respect of the Fund or to which the Fund may be subject, any reasonably incurred fees and expenses relating to legal, accounting, bank or other financial intermediaries, third party advisors and consultants, due diligence, research, litigation and restructuring costs and expenses and all other out of pocket expenses of the Advisor and any affiliate to whom it has delegated any of its functions, power, responsibilities or duties. The Fund indirectly bears the cost related to the SPV, including cost, related to borrowings from the JPM Funding Facility, such as interest expense and other fees. Certain fees may be waived or reimbursed by the Advisor.
Pursuant to a Service Agreement, the Advisor is responsible for providing, at the expense of the Fund, certain treasury, valuation and portfolio and cash management services to the Fund. Pursuant to the Service Level Agreement, JHIM provides certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. Pursuant to the Service Agreement, the Advisor shall determine, subject to Board approval, the expenses to be reimbursed by the Fund, including an overhead allocation. The payments under the Service Agreement are not intended to provide a profit to the Advisor. Instead, the Advisor provides the services under the Service Agreement because it also provides advisory services under the Investment Advisory Agreement. The reimbursement shall be calculated and paid monthly in arrears. Similarly, under the Service Level Agreement, the Advisor pays JHIM compensation on an at-cost
basis, and JHIM does not earn any profit.

In addition, we have contracted with SS&C Technologies, Inc. (SS&C) to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Advisor, maintaining accounting and corporate books and records, recording investment and shareholder transactions, preparing and reviewing bank account reconciliations and maintaining dividend reinvestment plan.
The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Fund’s systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that the Fund shall not be required to bear the cost of private airfare in excess of comparable first-class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Advisor in its discretion.
From time to time, the Advisor or its affiliates may pay third-party providers of goods or services. We will reimburse the Advisor or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Advisor may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.
Portfolio and Investment Activity
As of March 31, 2024, the Fund had investments, excluding cash equivalents, in 33 portfolio companies across 7 sectors and across 16 industries. Based on fair value as of March 31, 2024, 79.2% of the Fund’s net assets was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in Secured Overnight Financing Rate (SOFR). The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of March 31, 2024. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of March 31, 2024, the Fund’s estimated weighted average total yield of investments in debt securities was 11.2%. Weighted average yields are based on interest rates as of March 31, 2024.
As of December 31, 2023, the Fund had investments, excluding cash equivalents, in 26 portfolio companies across 7 sectors. Based on fair value as of December 31, 2023, 87.9% of the Fund’s net assets was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in SOFR. The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of December 31, 2023. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of December 31, 2023, the Fund’s estimated weighted average total yield of investments in debt securities was 11.4%. Weighted average yields are based on interest rates as of December 31, 2023.
Our portfolio and investment activity for the three months ended March 31, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the three months ended March 31, 2024
Investments:
Total investments, beginning of period	$ 66,716,527
Purchase of investments	$ 23,991,923
Proceeds from principal repayments and sales of investments	($ 561,618)
Net purchases and sales of short-term investments	$ 22,443,878
Payment-in-kind interest	$ —
Amortization of premium/accretion of discount, net	$ 8,924
Net realized gain (loss) on investments	$ 2,895

Total investments, end of period	$112,602,529
Portfolio companies at beginning of period	26
Number of new portfolio companies funded	7
Number of portfolio companies sold or repaid	—
Portfolio companies at end of period	33
Count of investments	96
Count of industries	16
As of March 31, 2024 and December 31, 2023, our investments, excluding unfunded loan commitments, consisted of the following:

	March 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$70,760,104	$71,839,236	63.2%	$47,317,980	$47,912,823	71.2%
Other Securities	$41,842,425	$41,842,425	36.8%	$19,398,547	$19,398,547	28.8%
Total Investments	$112,602,529	$113,681,661	100.0%	$66,716,527	$67,311,370	100.0%

Portfolio Composition	as of March 31, 2024 (% of net assets)	as of December 31, 2023 (% of net assets)
Senior loans	79.2	87.9
Short-term investments and other (less unfunded loan commitments)	20.8	12.1

Sector Composition	as of March 31, 2024 (% of net assets)	as of December 31, 2023 (% of net assets)
Industrials	38.7	48.3
Consumer discretionary	15.7	9.5
Health care	14.6	12.7
Information technology	3.8	3.2
Consumer staples	2.6	4.5
Materials	1.9	6.5
Financials	1.9	3.2
Short-term investments and other (less unfunded loan commitments)	20.8	12.1

	100	100

Industry Composition as of 3-31-24 (% of net assets)
Trading companies and distributors	17.4
Health care providers and services	12.7
Commercial services and supplies	12.4
Diversified consumer services	6.5
Professional services	5.8
Leisure products	3.5
Building products	3.1
Consumer staples distribution and retail	2.6
Automobile components	1.9
Chemicals	1.9
Capital markets	1.9
IT services	1.9
Software	1.9
Hotels, restaurants and leisure	1.9
Health care equipment and supplies	1.9
Textiles, apparel and luxury goods	1.9
Short-term investments and other (less unfunded loan commitments)	20.8
100

Top 10 Issuers as of 3-31-24 (% of net assets)
Security Services Acquisition Sub Corp.	3.5
Leap Service Partners LLC	3.5
4M Capital, Ltd.	3.5
In Vitro Sciences LLC	3.5
Refocus Management Services LLC	3.5
SurfacePrep Buyer LLC	3.5
Lockmasters Security Intermediate, Inc.	3.1
Capital Construction LLC	3.0
WWEC Holdings III Corp.	2.9
M&D Midco, Inc.	2.7
Total	32.7
Cash and cash equivalents are not included.
Percentages include unfunded loan commitments.

Top 10 Issuers as of December 31, 2023 (% of net assets)
Pak Quality Foods Acquisition LLC	4.5
BLP Buyer, Inc.	4.4
BCTS Parent LLC	4.1
Beary Landscaping LLC	4.0
OIS Management Services LLC	3.3
PVI Holdings, Inc.	3.3
Paint Intermediate III LLC	3.3
Gannet Fleming, Inc.	3.3
Capital Construction LLC	3.3
Chemtron Supply LLC	3.3
Total	36.8
Cash and cash equivalents are not included.
Percentages include unfunded loan commitments.

Results of Operations
Our operating results for the three months ended March 31, 2024 were as follows:

Increase (decrease) in net assets resulting from operations	$2,365,272
Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.
Our investment income for the three months ended March 31, 2024 was as follows:

Investment income
From non-controlled/non-affiliated investments:
Interest	$1,788,772
Dividends	458,090
Other Income	20,622

Total Investment income	$2,267,484
For the three months ended March 31, 2024, total investment income was driven by the Fund’s deployment of capital and invested balance of investments. The size of the Fund’s investment portfolio at fair value was approximately $113.7 million as of March 31, 2024 and, as of such date, all of the Fund’s debt investments were income – producing.
Interest income on the Fund’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Fund expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2024, all of the Fund’s debt investments were performing and current on their interest payments.
Our expenses for the three months ended March 31, 2024 were as follows:

Expenses
Management fee	$302,891
Accounting and legal services fees	8,767
Trustee fees	21,648
Professional fees	103,991
Custody and accounting fees	57,239
Printing and postage	11,065
Organization cost	24,253
Offering cost	100,007
Interest and credit facility expenses	31,485
Other expenses	8,795
Total expenses	$670,141
Less expense reductions	($280,745)

Net Expenses	$389,396
Interest and credit facility expenses include interest expense, amortized deferred financing cost, unused commitment fee and utilization fee related to the JPM Funding Facility.

Other expenses include insurance, valuation, subscriptions and other costs.
Organization and offering costs include expenses incurred in the Fund’s initial formation and the Fund’s offering of Common Shares.
Expense reductions include contractual management fee waivers.
Income Taxes, Including Excise Taxes
The Fund has elected to be treated, and intends to continue to qualify thereafter, as a RIC under Subchapter M of the Code. As a RIC, the Fund generally will not have to pay corporate-level U.S. federal income taxes on any income and net capital gain that it distributes to shareholders as dividends. To qualify as a RIC, the Fund must, among other things, meet certain source-of-income
and asset diversification requirements. In addition, in order to be eligible for pass-through tax treatment as a RIC, the Fund must distribute to the Fund’s shareholders, for each taxable year, at least the sum of 90% of the Fund’s “investment company taxable income,” which is generally net ordinary income plus the excess of realized net short term capital gains over realized net long-term capital losses and 90% of its net exempt interest income, if any, or the “Annual Distribution Requirement.”
For the three months ended March 31, 2024, the Fund did not incur any excise tax.
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
Equity
For the three months ended March 31, 2024, we held three closings of our continuous Private Offering. As a result, the total Class NAV shares issued, and proceeds received related to such closings were as follows:

Shares issue date	Class NAV shares issued	Proceeds Received
January 2, 2024	723,237	$15,000,000
February 1, 2024	718,284	$15,000,000
March 1, 2024	714,078	$15,000,000
Credit Facilities
We utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Advisor’s assessment of market and other factors.
We have established one or more credit facilities and may enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined
spreads over a specified reference rate. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

JPM Funding Facility
On March 26, 2024, Manulife Private Credit Fund SPV, LLC, a wholly owned consolidated subsidiary of the Fund, entered into a Loan and Security Agreement (the JPM Funding Facility), as borrower (the Borrower), with the Fund, as the parent and portfolio manager, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of up to $150 million with a reinvestment period ending March 26, 2027 and a final maturity date of March 26, 2029. The JPM Funding Facility also provides for a feature that allows the Borrower, subject to certain conditions, to increase the overall size of the JPM Funding Facility to a maximum of $500 million. In addition, on March 26, 2024, the Fund, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which Borrower will either purchase certain corporate loans or receive contributions of cash or such corporate loans (collectively, the Loans), from time to time, originated by the Fund or its affiliates.
The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. Borrowings under the JPM Funding Facility will bear interest at Term SOFR or an alternate base rate, in each case plus an applicable margin equal to 2.70%, subject to increases for default rate interest from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an upfront fee, an administrative agency fee and a commitment fee on the undrawn balance of 0.55% per annum (or, during the March 26, 2024 to March 27, 2025 ramp-up
period, 0.30% per annum) on the average daily unused facility amount.
Under the JPM Funding Facility, the Fund and the Borrower, as applicable, have made customary representations and warranties regarding their businesses, among other things, and are required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The JPM Funding Facility includes usual and customary events of default for such facilities of this nature. Proceeds from the JPM Funding Facility must be used for the purposes permitted in the JPM Funding Facility, including purchasing of loans or other portfolio investments.
As of March 31, 2024, the Fund had outstanding borrowings of $5,000,000 at an interest rate of 8.01%, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $5,000,000 and the weighted average interest rate was 8.01%.
JH Funding Revolving Promissory Note Agreement
On July 17, 2023, we entered into revolving promissory note agreement with JH Funding. The aggregate outstanding borrowings under the agreement with JH Funding for the Fund would not exceed $30 million. There were no upfront fees or commitment fees paid by the Fund in connection with the agreement. As of March 31, 2024 and December 31, 2023, the Fund did not have any borrowings outstanding under the agreement with JH Funding. The agreement terminated upon the effective date of the JPM Funding Facility on March 26, 2024.
For further details, see
Note 5 – Borrowings
to our unaudited consolidated financial statements included in this Quarterly Report on Form
10-Q.
Contractual Obligations,
Off-Balance
Sheet Arrangements and Other Liquidity Considerations
We have entered into certain contracts under which we may have material future commitments. We have entered into each of the Investment Advisory Agreement and the Service Agreement with the Advisor to provide us with investment advisory services and administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements made under the Service Agreement are described in “Part I Item 1. Business – Management Agreements” of our December 31, 2023 Form
10-K.
The Advisor is responsible for payments under the Service Level Agreement.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Investment Advisory Agreement and our Service Agreement, and the Service Level Agreement between the Advisor and JHIM.
We may become a party to financial instruments with
off-balance
sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.

As of March 31, 2024 and December 31, 2023, the Fund had the following unfunded commitments outstanding:

	March 31, 2024		December 31, 2023
Unfunded term loan	Principal on delayed draw term loan	Principal on revolver	Principal on delayed draw term loan	Principal on revolver
4M Capital, Ltd.	—	$528,000	—	—
Bandon Fitness, Inc.	$183,013	45,462	$191,049	$45,462
BCTS Parent LLC	974,832	319,036	974,832	283,587
Beary Landscaping LLC	422,535	422,535	422,535	422,535
BLP Buyer, Inc.	232,258	268,548	290,323	268,548
Capital Construction LLC	499,260	508,039	—	161,862
Chemtron Supply LLC	362,979	362,979	725,959	362,979
CPC Lakeshirts Acquisition LLC	91,207	190,014	258,419	329,357
Gannet Fleming, Inc.	—	297,877	—	297,877
Health Management Associates, Inc.	210,806	124,004	210,806	124,004
In Vitro Sciences LLC	7,111	177,778	—	—
Krayden Holdings, Inc.	517,388	272,309	517,388	272,309
Leap Service Partners LLC	1,764,706	517,647	—	—
Library Associates LLC	—	33,795	—	72,418
Lockmasters Security Intermediate, Inc.	878,274	205,895	—	—
M&D Midco, Inc.	753,719	190,513	233,629	225,607
Midwest Eye Services LLC	—	142,385	—	142,385
OIS Management Services LLC	—	167,626	—	167,626
Paint Intermediate III LLC	—	144,344	—	216,516
PAK Quality Foods Acquisition LLC	537,313	313,433	537,313	268,657
Refocus Management Services LLC	1,052,632	210,526	—	—
Renovation Systems LLC	125,894	112,736	—	—
Security Services Acquisition Sub Corp.	—	—	1,245,556	—
Steward Partners Global Advisory LLC	459,781	311,716	480,043	311,716
SurfacePrep Buyer LLC	547,945	479,452	—	—
WWEC Holdings III Corp.	824,819	434,020	—	220,719
XpressMyself.com LLC	—	233,050	—	233,050

Total	$10,446,472	$7,013,719	$6,087,852	$4,427,214
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
ex-date.
The Fund generally declares and pays dividends at least quarterly. Capital gain distributions, if any, are typically distributed annually.

The following table summarizes the distributions declared on our common shares for the three months ended March 31, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share
March 26, 2024	March 27, 2024	April 19, 2024	$0.20347
Dividend Reinvestment Plan
Pursuant to the Dividend Reinvestment Plan (DRP) established by the Fund, each shareholder will automatically be a participant under the DRP and have all income distributions, whether dividend distributions or capital gains distributions, automatically reinvested in additional Common Shares. Election not to participate in the DRP and to receive all income distributions, whether dividend distributions or capital gains distributions, in cash may be made by notice to a shareholder’s intermediary (who should be directed to inform the Fund). A shareholder is free to change this election at any time. If, however, a shareholder elects to change its election within 95 days prior to a distribution, the request will be effective only with respect to distributions after the
95-day
period. A shareholder whose Common Shares are registered in the name of a nominee (such as an intermediary) must contact the nominee regarding its status under the DRP, including whether such nominee will participate on such shareholder’s behalf as such nominee will be required to make any such election.
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
As of March 31, 2024 and December 31, 2023, no Common Shares were issued pursuant to the DRP.
Related Party Transactions
We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•	the Investment Advisory Agreement;

•	the Service Agreement;

•	the Placement Agency Agreement;

•	the Expense Limitation and Reimbursement Agreement; and

•	the Sale and Contribution Agreement
See “Note 4. Agreements and transactions with related parties” and “Note 5. Borrowings” under “Item 1. Consolidated Financial Statements (Unaudited”) in the accompanying unaudited consolidated financial statements.
Critical Accounting Policies and Use of Estimates
Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, which includes our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in the notes to our unaudited consolidated financial statements.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We are subject to financial market risks, including changes in interest rates. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to the variable rate investments we may hold and to declines in the value of any fixed rate investments we may hold. A rise in interest rates would also be expected to lead to higher cost on our floating rate borrowings.
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
We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by the Advisor and overseen by the Board in accordance with the Advisor’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. See “Part I Item 1. Business – Determination of Net Asset Value.” of our December 31, 2023 Form
10-K.
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We may use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we may have the ability to borrow in foreign currencies under any credit facilities or enter into other financing arrangements, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We expect to typically be a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, are expected to benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. See “Part I Item 1. Business – Determination of Net Asset Value.” of our December 31, 2023 Form
10-K.
As of March 31, 2024, approximately $72.6 million (principal amount) of our debt portfolio investments (funded positions) bore interest at variable rates, which are generally SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.
Based on our March 31, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	March 31, 2024
	Interest income	Interest expense	Net income
Up 300 basis points	$2,176,677	$(150,000)	$2,026,677
Up 200 basis points	$1,451,118	$(100,000)	$1,351,118
Up 100 basis points	$725,559	$(50,000)	$675,559
Down 100 basis points	$(725,559)	$50,000	$(675,559)

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based upon their evaluation of the Fund’s disclosure controls and procedures as of March 31, 2024 (the end of the period covered by this report), the Fund’s principal executive officer and principal financial officer have concluded that those disclosure controls and procedures were effective as of March 31, 2024 and provided reasonable assurance that the material information required to be disclosed by the Fund on this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II OTHER INFORMATION
ITEM 1. Legal Proceedings.
There are no legal proceedings to which the Fund or the Advisor is a party that are likely to have a material adverse effect on the Fund or the ability of the Advisor to perform its services under the Investment Advisory Agreement with the Fund, nor, to our knowledge, is any material legal proceeding threatened against us or the Advisor.
ITEM 1A. Risk Factors
Investing in our Common Shares involves a number of significant risks. In addition to the other information set forth in this Quarterly Report on Form
10-Q,
you should carefully consider the factors discussed in “Part I Item 1A. Risk Factors” our December 31, 2023 Form
10-K,
which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in our December 31, 2023 Form
10-K
are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. During the three months ended March 31, 2024, there have been no material changes from the risk factors set forth in our December 31, 2023 Form
10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously reported by us on our Current Reports on Form
8-K,
we did not sell any securities during the period covered by this Quarterly Report on Form
10-Q
that were not registered under the Securities Act of 1933, as amended.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures.
Not applicable.
ITEM 5. Other Information.

(a)	None.

(b)	None.

(c)
For the period covered by this Quarterly Report on Form
10-Q,
no trustee or officer of the Fund has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Fund intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Securities Exchange Act of 1934 or (ii) any
non-Rule
10b5-1
trading arrangement.

ITEM 6. Exhibits.
The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust(1)

3.2	Certificate of Amendment to Certificate of Trust(1)

3.3	Amended and Restated Agreement and Declaration of Trust(2)

3.4	Bylaws(1)

10.1	Loan and Security Agreement, dated March 26, 2024, among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent(3)

10.2	Sale and Contribution Agreement, dated March 26, 2024, between Manulife Private Credit Fund, as seller, and Manulife Private Credit Fund SPV, LLC, as purchaser(3)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Incorporated by reference to the Fund’s Form 10-12G filed by the Fund on August 4, 2023 (File No. 000-56578).
(2)	Incorporated by reference to Amendment No. 1 to the Fund’s Form 10-12G filed by the Fund on September 19, 2023 (File No. 000-56578).
(3)	Incorporated by reference to the Fund’s Current Report on Form 8-K filed by the Fund on March 27, 2024 (File No. 814-01664).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manulife Private Credit Fund
Date: May 13, 2024

	By:	/s/ Ian Roke
Name: Ian Roke
Title: Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2024

	By:	/s/ Heidi Knapp
Name: Heidi Knapp
Title: Chief Financial Officer (Principal Financial Officer)