Form 10-Q
period 2024-06-30
Manulife Private Credit Fund
filed 2024-08-13
CIK 1988280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
of the Exchange Act). Yes ☐ No ☒
As of June 30, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”). The number of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 13, 2024 was 5,360,173.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-24
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 112.4% (Cost $125,587,510)				$126,967,780
Consumer discretionary 19.6%				22,101,031

Automobile components 1.9%
Paint Intermediate III LLC, Revolver (3 month CME Term SOFR + 5.500% and Prime rate + 4.500%) (C)	11.729	10-07-27	216,516	216,516
Paint Intermediate III LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.930	10-06-28	1,938,801	1,948,495
Diversified consumer services 6.5%
Capital Construction LLC, Add-On Delayed Draw Term Loan (1 month CME Term SOFR + 5.250%) (C)	10.679	10-22-26	499,260	501,757
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.250%)	10.679	10-22-26	328,193	329,834
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.250%) (D)	10.679	10-22-26	1,139,506	1,145,203
Capital Construction LLC, Revolver (C)	—	10-22-26	508,039	508,039
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	10.679	10-22-26	840,631	844,834
Leap Service Partners LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	10.314	03-15-29	1,760,471	1,751,668
Leap Service Partners LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	10.330	03-15-29	588,235	585,294
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.000%)	10.339	03-15-29	1,642,941	1,634,726
Hotels, restaurants and leisure 5.8%
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	11.476	07-27-28	569,716	569,742
Bandon Fitness, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	11.483	07-27-28	114,804	114,804
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	11.480	07-27-28	1,471,972	1,471,972
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (C)	—	06-18-29	1,607,143	1,575,000
Star Logistics & Hospitality Services LLC, Revolver (3 month CME Term SOFR + 4.750%) (C)	10.094	06-18-29	535,714	525,000
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 4.750%)	10.094	06-18-29	2,357,143	2,310,000
Leisure products 3.5%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	521,400
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	10.335	06-18-27	3,463,320	3,420,029
Textiles, apparel and luxury goods 1.9%
CPC Lakeshirts Acquisition LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.500%) (C)	10.958	09-02-27	315,689	310,953
CPC Lakeshirts Acquisition LLC, Revolver (1 month CME Term SOFR + 5.500%) (C)	10.958	09-02-27	380,027	374,327
CPC Lakeshirts Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.958	09-04-28	1,463,389	1,441,438

See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-24 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Consumer staples 2.6%				$2,989,253

Consumer staples distribution and retail 2.6%
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	537,313
PAK Quality Foods Acquisition LLC, Revolver (C)	—	12-28-29	313,433	313,433
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 6.250%) (D)	11.704	12-28-29	2,138,507	2,138,507
Financials 1.9%				2,162,543

Capital markets 1.9%
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 5.500%) (C)	11.004	10-13-28	932,043	932,043
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	311,716	311,716
Steward Partners Global Advisory LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	10.974	10-13-28	918,784	918,784
Health care 23.2%				26,171,948

Health care equipment and supplies 1.9%
CPC/Cirtec Holdings, Inc., Term Loan (1 month CME Term SOFR + 6.250%) (D)	11.594	01-30-29	2,153,195	2,153,195
Health care providers and services 21.3%
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	11.458	02-28-29	709,351	698,711
In Vitro Sciences LLC, Revolver (C)	—	02-28-29	177,778	175,111
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 6.000%) (D)	11.458	02-28-29	3,103,333	3,056,783
Midwest Eye Services LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 4.500%) (D)	9.944	08-20-27	1,246,655	1,243,538
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	142,385	142,029
Midwest Eye Services LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	9.944	08-20-27	740,741	738,889
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.183	11-16-28	553,546	559,082
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	169,302
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.185	11-16-28	1,434,601	1,448,947
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 6.250% and Prime rate + 5.250%) (D)	12.097	12-04-25	1,158,119	1,158,119
Pediatric Home Respiratory Services LLC, Incremental Delayed Draw Term Loan (6 month CME Term SOFR + 6.250% and Prime rate + 5.250%) (D)	12.328	12-04-25	997,031	997,031
Pediatric Home Respiratory Services LLC, Term Loan (6 month CME Term SOFR + 6.250%)	11.802	12-04-25	1,829,334	1,829,334
Refocus Management Services LLC, Delayed Draw Term Loan (C)	—	02-14-29	1,052,632	1,034,211
Refocus Management Services LLC, Revolver (C)	—	02-14-29	210,526	206,842
Refocus Management Services LLC, Term Loan (1 month CME Term SOFR + 6.000%) (D)	11.430	02-14-29	2,730,000	2,682,225
The Smilist DSO LLC, Delayed Draw Term Loan 2024-1 (1 and 3 month CME Term SOFR + 6.000%) (C)	11.341	04-04-29	701,754	694,737
The Smilist DSO LLC, Delayed Draw Term Loan 2024-2 (C)	—	04-04-29	561,404	555,789

See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-24 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
The Smilist DSO LLC, Revolver (C)	—	04-04-29	140,351	$138,947
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%)	11.335	04-04-29	2,596,491	2,570,526
VPD Management, Inc., Delayed Draw Term Loan (C)	—	11-02-26	3,028,571	2,968,000
VPD Management, Inc., Revolver (C)	—	11-02-26	228,571	224,000
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 6.000%)	11.335	11-02-26	741,429	726,600
Industrials 54.7%				61,799,875

Building products 3.0%
Lockmasters Security Intermediate, Inc., Delayed Draw Term Loan (C)	—	09-01-27	878,274	869,491
Lockmasters Security Intermediate, Inc., Revolver (C)	—	09-01-27	205,895	203,836
Lockmasters Security Intermediate, Inc., Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.346	09-01-27	2,409,786	2,385,688
Commercial services and supplies 20.3%
American Combustion Industries, Inc., Delayed Draw Term Loan A (C)	—	08-31-28	814,114	805,973
American Combustion Industries, Inc., Delayed Draw Term Loan B (C)	—	08-31-28	957,781	948,204
American Combustion Industries, Inc., Revolver (C)	—	08-31-28	359,168	355,576
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.000%)	10.344	08-31-28	2,368,936	2,345,247
BCTS Parent LLC, Delayed Draw Term Loan (C)	—	12-26-29	974,832	960,209
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.250%) (C)	10.580	12-26-29	354,484	349,167
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	10.580	12-26-29	1,410,847	1,389,685
Beary Landscaping LLC, Delayed Draw Term Loan (C)	—	12-21-29	422,535	420,423
Beary Landscaping LLC, Revolver (Prime rate + 4.750%) (C)	13.250	12-21-29	422,535	420,423
Beary Landscaping LLC, Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.077	12-21-29	2,144,155	2,133,434
Diverzify Intermediate LLC, Delayed Draw Term Loan (C)	—	05-11-27	1,371,429	1,354,286
Diverzify Intermediate LLC, Term Loan (1 month CME Term SOFR + 5.750%)	11.192	05-11-27	2,628,571	2,595,714
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (C)	11.730	01-24-28	251,473	247,701
Renovation Systems LLC, Revolver (1 month CME Term SOFR + 6.250% and Prime rate + 5.250%) (C)	13.236	01-24-28	125,263	123,384
Renovation Systems LLC, Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.735	01-24-28	1,929,272	1,900,333
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%)	11.194	09-30-27	1,820,574	1,802,368
Security Services Acquisition Sub Corp., 12th Amendment Term Loan A (1 month CME Term SOFR + 5.750%) (D)	11.194	09-30-27	1,239,923	1,227,524
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	11.194	09-30-27	188,897	187,008
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	11.194	09-30-27	1,239,328	1,226,935

See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-24 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.184	09-07-28	594,395	$588,451
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	230,719
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.938	09-07-28	1,328,034	1,304,793
Professional services 9.7%
Gannet Fleming, Inc., Revolver (C)	—	12-20-28	297,877	303,835
Gannet Fleming, Inc., Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.685	12-20-28	1,858,257	1,895,422
Health Management Associates, Inc., Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 6.250%) (C)	11.690	03-30-29	307,593	307,593
Health Management Associates, Inc., Revolver (C)	—	03-30-29	124,004	124,004
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.696	03-30-29	1,698,569	1,698,569
Library Associates LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.731	03-01-27	290,901	290,901
Library Associates LLC, Revolver (3 month CME Term SOFR + 6.250%) (C)	11.725	02-26-27	72,418	72,418
Library Associates LLC, Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.727	02-26-27	1,790,683	1,790,683
WeLocalize, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%)	10.685	06-23-26	513,780	506,073
WeLocalize, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.250%)	10.685	06-23-26	2,024,273	1,993,909
WeLocalize, Inc., Revolver (1 month CME Term SOFR + 5.250% and Prime rate + 4.250%) (C)	11.508	06-23-26	421,597	415,273
WeLocalize, Inc., Term Loan (3 month CME Term SOFR + 5.250%)	10.685	06-23-26	1,540,349	1,517,244
Trading companies and distributors 21.7%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 5.750%)	11.094	12-24-29	919,355	917,056
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%)	11.094	12-24-29	290,323	289,597
BLP Buyer, Inc., Revolver (1 month CME Term SOFR + 5.750%) (C)	11.094	12-24-29	290,323	289,597
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.750%) (D)	11.094	12-24-29	2,419,355	2,413,306
Genuine Cable Group LLC, Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.247	11-01-26	2,153,086	2,093,876
Krayden Holdings, Inc., Delayed Draw Term Loan A (C)	—	03-01-29	258,694	258,694
Krayden Holdings, Inc., Delayed Draw Term Loan B (C)	—	03-01-29	258,694	258,694
Krayden Holdings, Inc., Revolver (C)	—	03-01-29	272,309	272,309
Krayden Holdings, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	11.435	03-01-29	1,371,416	1,371,416
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	10.975	08-31-28	854,465	850,193
M&D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%)	10.987	08-31-28	497,537	495,049

See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-24 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors (continued)
M&D Midco, Inc., Revolver (3 month CME Term SOFR + 5.500%) (C)	10.956	08-31-28	250,675	$249,421
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.997	08-31-28	1,408,767	1,401,724
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 6.390%) (D)	11.817	01-18-28	2,153,086	2,153,086
SurfacePrep Buyer LLC, Delayed Draw Term Loan (C)	—	02-04-30	547,945	542,466
SurfacePrep Buyer LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	10.343	02-04-30	547,945	542,466
SurfacePrep Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	10.328	02-04-30	2,904,110	2,875,069
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.085	10-03-28	337,870	337,870
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (C)	11.085	10-03-28	973,448	973,448
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.750%) (D)	11.085	10-03-28	1,548,022	1,548,022
Xenon Arc, Inc, Term Loan (3 month CME Term SOFR + 6.000%)	11.426	12-20-28	4,000,000	3,940,000
Information technology 6.5%				7,336,839

IT services 4.6%
AIDC IntermediateCo LLC, Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.723	07-22-27	2,153,141	2,153,141
Jetson Buyer, Inc., Revolver (C)	—	04-09-30	443,656	439,219
Jetson Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.500%)	10.844	04-09-30	2,617,569	2,591,393
Software 1.9%
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	11.485	12-21-27	2,153,086	2,153,086
Materials 3.9%				4,406,291

Chemicals 3.9%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (C)	—	03-02-29	2,333,630	2,286,957
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%)	10.585	03-02-29	725,051	710,550
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	355,720
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	10.085	03-02-29	1,074,555	1,053,064

See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-24 (Unaudited)

	Yield (%)	Shares	Value
Short-term investments 14.8% (Cost $16,696,943)			$16,696,943
Short-term funds 14.8%			16,696,943

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class	5.1800(E)	16,696,943	16,696,943
Total investments – Non-controlled/Non-affiliated (Cost $142,284,453) 127.2%			$143,664,723

Less unfunded loan commitments (25.4%)			(28,660,218)

Net investments – Non-controlled/Non-affiliated (Cost $113,624,235) 101.8%			$115,004,505

Other assets and liabilities, net (1.8%)			(2,071,009)

Total net assets 100.0%			$112,933,496

The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.

^	All par values are denominated in U.S. dollars unless otherwise indicated.

Security Abbreviations and Legend

CME	CME Group Published Rates

SOFR	Secured Overnight Financing Rate

(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the consolidated financial statements.

(B)	Senior loans are variable rate obligations which generally pay interest rates that are periodically redetermined by reference to a base lending rate and spread, which are both subject to change. The rate shown represents the rate at period end.

(C)	Unfunded or partially unfunded loan commitments. The stated interest rate reflects the reference rate and spread of the funded portion, if any. No interest rate is determined for unfunded positions. See Note 2 for more information.

(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.

(E)	The rate shown is the annualized seven-day yield as of 6-30-24.
At
6-30-24,
the aggregate cost of investments for federal income tax purposes was $113,179,872. Net unrealized appreciation aggregated to $1,824,633, of which $1,882,332 related to gross unrealized appreciation and $57,699 related to gross unrealized depreciation.

See notes to consolidated financial statements

Manulife Private Credit Fund
Schedule of Investments
12-31-23

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 87.9% (Cost $57,833,046)				$58,427,889
Consumer discretionary 9.5%				6,308,073

Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	11.516	07-27-28	571,677	564,531
Bandon Fitness, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	11.534	07-27-28	114,804	113,369
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%)	11.533	07-27-28	1,479,463	1,460,970
CPC Lakeshirts Acquisition LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	11.145	09-02-27	316,398	294,250
CPC Lakeshirts Acquisition LLC, Revolver (3 month CME Term SOFR + 5.500%) (C)	11.145	09-02-27	380,027	353,425
CPC Lakeshirts Acquisition LLC, Term Loan (3 month CME Term SOFR + 5.500%)	11.145	09-04-28	1,470,836	1,367,877
Library Associates LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%)	11.692	03-01-27	292,374	290,912
Library Associates LLC, Revolver (C)	—	02-28-27	72,418	72,056
Library Associates LLC, Term Loan (1 month CME Term SOFR + 6.250%)	11.709	02-26-27	1,799,681	1,790,683
Consumer staples 4.5%				2,966,865

Pak Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	531,940
Pak Quality Foods Acquisition LLC, Revolver (3 month CME Term SOFR + 6.250%) (C)	11.858	12-28-29	313,433	307,164
Pak Quality Foods Acquisition LLC, Term Loan (3 month CME Term SOFR + 6.250%)	11.858	12-28-29	2,149,254	2,127,761
Financials 3.2%				2,142,426

Steward Partners Global Advisory LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 5.250%) (C)	10.822	10-14-28	934,369	922,690
Steward Partners Global Advisory LLC, Revolver (C)	—	10-14-28	311,716	307,820
Steward Partners Global Advisory LLC, Term Loan (6 month CME Term SOFR + 5.250%)	10.893	10-14-28	923,459	911,916
Health care 12.7%				8,455,491

CPC/Cirtec Holdings, Inc., Term Loan (3 month CME Term SOFR + 6.250%)	11.598	01-30-29	2,164,098	2,120,816
Health Management Associates, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (C)	11.727	03-30-29	308,090	305,779
Health Management Associates, Inc., Revolver (C)	—	03-30-29	124,004	123,074
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%)	11.727	03-30-29	1,707,294	1,694,490
Midwest Eye Services LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 4.500%)	9.956	08-20-27	1,252,965	1,215,376
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	142,385	138,113
Midwest Eye Services LLC, Term Loan (3 month CME Term SOFR + 4.500%)	10.038	08-20-27	744,540	722,204
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (Prime rate + 5.250% and 1 month CME Term SOFR + 6.250%)	12.024	12-04-25	1,166,938	1,143,600
Pediatric Home Respiratory Services LLC, Incremental Delayed Draw Term Loan (Prime rate + 5.250% and 1 month CME Term SOFR + 6.250%)	12.265	12-04-25	1,004,596	992,039

See notes to consolidated financial statements

Manulife Private Credit Fund
Schedule of Investments 12-31-23

	Rate (%)	Maturity date	Par value^	Value
Industrials 48.3%				32,102,459

AIDC Intermediate LLC, Term Loan (3 month CME Term SOFR + 6.250%)	11.798	07-22-27	2,164,070	2,142,430
BCTS Parent LLC, Delayed Draw Term Loan (C)	—	12-26-29	974,832	974,832
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.250%) (C)	10.606	12-26-29	354,484	350,939
BCTS Parent LLC, Term Loan (1 month CME Term SOFR + 5.250%)	10.606	12-26-29	1,417,937	1,403,758
Beary Landscaping LLC, Delayed Draw Term Loan (C)	—	12-21-29	422,535	414,085
Beary Landscaping LLC, Revolver (C)	—	12-21-29	422,535	414,085
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.750%)	11.107	12-21-29	1,901,408	1,863,380
BLP Buyer, Inc., Delayed Draw Term Loan (C)	—	12-21-29	290,323	284,516
BLP Buyer, Inc., Revolver (1 month CME Term SOFR + 5.750%) (C)	11.107	12-21-29	290,323	284,516
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.750%)	11.107	12-21-29	2,419,355	2,370,965
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%)	11.695	10-22-26	1,145,261	1,148,124
Capital Construction LLC, Revolver (1 month CME Term SOFR + 6.250%) (C)	11.693	10-22-26	179,846	179,846
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 6.250%)	11.693	10-22-26	844,887	847,000
Gannet Fleming, Inc., Revolver (C)	—	12-20-28	297,877	297,877
Gannet Fleming, Inc., Term Loan (3 month CME Term SOFR + 6.500%)	11.948	12-20-28	1,867,690	1,881,698
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.500%)	10.956	11-01-26	2,164,043	2,104,532
M+D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	11.032	08-31-28	500,044	500,044
M+D Midco, Inc., Revolver (Prime rate + 4.500%) (C)	13.000	08-31-28	250,675	250,675
M+D Midco, Inc., Term Loan (3 month CME Term SOFR + 5.500%)	11.038	08-31-28	1,415,937	1,415,937
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%)	11.208	11-16-28	556,340	561,904
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 5.750%)	11.198	11-16-28	1,441,865	1,456,283
Paint Intermediate III LLC, Revolver (C)	—	10-07-27	216,516	216,516
Paint Intermediate III LLC, Term Loan (3 month CME Term SOFR + 5.750%)	11.233	10-06-28	1,948,643	1,963,257
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 6.770%)	12.162	01-18-28	2,164,043	2,185,683
Security Services Acquisition Sub Corp., 5th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	83,395	82,769
Security Services Acquisition Sub Corp., 5th Amendment Term Loan A (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	116,963	116,086
Security Services Acquisition Sub Corp., 6th Amendment Term Loan A (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	354,158	351,501
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	189,861	188,437
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (C)	—	09-30-26	1,245,556	1,236,214

See notes to consolidated financial statements

Manulife Private Credit Fund
Schedule of Investments 12-31-23

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Security Services Acquisition Sub Corp., Additional Term Loan A (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	82,356	$81,738
Security Services Acquisition Sub Corp., Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	11.457	09-30-26	97,989	97,254
WWEC Holdings II Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%)	11.098	10-03-28	339,568	337,021
WWEC Holdings II Corp., Revolver (Prime rate + 4.750%) (C)	13.250	10-03-28	271,654	269,617
WWEC Holdings II Corp., Term Loan (3 month CME Term SOFR + 5.750%)	11.098	10-03-28	1,555,900	1,544,231
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%)	11.222	09-07-28	597,397	588,436
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	227,224
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%)	10.976	09-07-28	1,334,792	1,301,423
Information technology 3.2%				2,158,633

Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 6.000%)	11.498	12-21-27	2,164,043	2,158,633
Materials 6.5%				4,293,942

Chemtron Supply LLC, Delayed Draw Term Loan (C)	—	03-02-29	725,959	725,959
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	362,979
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 5.750%)	11.098	03-02-29	1,080,308	1,080,308
Krayden Holdings, Inc., Delayed Draw Term Loan A (C)	—	03-01-29	258,694	253,520
Krayden Holdings, Inc., Delayed Draw Term Loan B (C)	—	03-01-29	258,694	253,520
Krayden Holdings, Inc., Revolver (C)	—	03-01-29	272,309	266,863
Krayden Holdings, Inc., Term Loan (3 month CME Term SOFR + 5.750%)	11.198	03-01-29	1,378,360	1,350,793

		Yield (%)	Shares	Value
Short-term investments 29.2% (Cost $19,398,547)				$19,398,547
Short-term funds 29.2%				19,398,547

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class		4.9800(D)	19,398,547	19,398,547
Total investments- Non-controlled/Non-affiliated (Cost $77,231,593) 117.1%				$77,826,436

Less unfunded loan commitments (15.8%)				(10,515,066)

Net investments- Non-controlled/Non-affiliated (Cost $66,716,527) 101.3%				$67,311,370

Other assets and liabilities, net (1.3%)				(848,251)

Total net assets 100.0%				$66,463,119

The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.

^	All par values are denominated in U.S. dollars unless otherwise indicated.

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

See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Assets and Liabilities

	June 30, 2024 (Unaudited)	December 31, 2023
Assets
Investments – Non-controlled/Non-affiliated, at value (Cost $113,624,235 and $66,716,527 at June 30, 2024 and December 31, 2023, respectively)	$115,004,505	$67,311,370
Cash	74,091	95,039
Receivable for investments sold	80,818	115,720
Interest and dividends receivable	696,354	413,164
Receivable from affiliates	428,700	221,244
Deferred financing cost	1,420,361	—
Other assets	159,953	327,969

Total assets	117,864,782	68,484,506

Liabilities
Credit facility payable	2,000,000	—
Distributions payable	2,159,774	1,491,569
Interest and credit facility expenses payable	336,354	—
Payables to affiliates:
Management fees payable	92,292	56,324
Payable for offering costs	142,809	129,820
Accounting and legal services fees	9,472	13,758
Trustee fees	—	2,656
Other liabilities and accrued expenses	190,585	327,260

Total liabilities	4,931,286	2,021,387

Net assets	$112,933,496	$66,463,119
Net assets consist of
Paid-in capital	$111,538,568	$66,538,568
Total distributable earnings (loss)	1,394,928	(75,449)

Net assets	$112,933,496	$66,463,119

Net asset value per share
Based on net asset s and shares outstanding - the Fund has an unlimited number of shares authorized with par value of $0.01 per share.
Class NAV:
Net assets	$112,933,496	$66,463,119
Shares outstanding	5,360,173	3,204,574
Per share	$21.07	$20.74
See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Operations

	For the three months ended	For the six months ended
	June 30, 2024	June 30, 2024
	(Unaudited)	(Unaudited)
Investment income
From non-controlled/non-affiliated investments:
Interest	$2,573,272	$4,362,044
Dividends	325,091	783,181
Other income	21,983	42,605

Total investment income	2,920,346	5,187,830

Expenses
Management fee	352,247	655,138
Accounting and legal services fees	4,321	13,088
Trustee fees	22,280	43,928
Professional fees	500,319	604,310
Custody and accounting fees	49,312	106,551
Transfer Agent	10,552	10,552
Printing and postage	7,883	18,948
Organization cost	—	24,253
Offering cost	101,860	201,867
Interest and credit facility expenses	445,109	476,594
Other expenses	14,714	23,509

Total expenses	1,508,597	2,178,738
Less expense reductions	(639,029)	(919,774)

Net expenses	869,568	1,258,964

Net investment income	2,050,778	3,928,866

Realized and unrealized gain (loss)
Net realized gain (loss) on non-controlled/non-affiliated investments	3,597	6,492

Change in net unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	301,138	785,427

Net realized and unrealized gain (loss)	304,735	791,919

Increase (decrease) in net assets from operations	$2,355,513	$4,720,785
See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Changes in Net Assets

	For the three months ended	For the six months ended
	June 30, 2024	June 30, 2024
	(Unaudited)	(Unaudited)
Increase (decrease in net assets)
From operations
Net investment income	$2,050,778	$3,928,866
Net realized gain (loss)	3,597	6,492
Change in net unrealized appreciation (depreciation)	301,138	785,427

Increase (decrease) in net assets resulting from operations	2,355,513	4,720,785

Distributions to common shareholders
From earnings
Class NAV	(2,159,774)	(3,250,408)
Increase (decrease) from share transactions
Fund shares issued
Class NAV	—	45,000,000

Total increase (decrease)	195,739	46,470,377

Net assets
Beginning of period	112,737,757	66,463,119

End of period	$112,933,496	$112,933,496

Share activity
Class NAV shares outstanding
Beginning of period	5,360,173	3,204,574
Shares issued	—	2,155,599

End of period	5,360,173	5,360,173

See notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statement of Cash Flows

For the six months ended
June 30, 2024
(Unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$4,720,785
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Long-term investments purchased	(50,828,845)
Long-term investments sold	1,277,178
Net purchases and sales of short-term investments	2,701,604
Net amortization of premium (discount)	(51,153)
Amortization of deferred financing cost	79,639
(Increase) decrease in assets:
Receivable for investments sold	34,902
Interest and dividends receivable	(283,190)
Receivable from affiliates	(207,456)
Other assets	168,016
Increase (decrease) in liabilities:
Payable to affiliates	42,015
Other liabilities and accrued expenses	(136,675)
Net change in unrealized (appreciation) depreciation of:
non-controlled/non-affiliated investments	(785,427)
Net realized (gain) loss on:
non-controlled/non-affiliated investments	(6,492)

Net cash provided by (used in) operating activities	$(43,275,099)

Cash flows from financing activities
Cash distributions to shareholders	($2,582,203)
Borrowings under the credit facility	5,000,000
Repayments under the credit facility	(3,000,000)
Financing cost paid	(1,163,646)
Proceeds from Fund shares issued	45,000,000

Net cash provided by (used in) financing activities	$43,254,151

Net increase (decrease) in cash	($20,948)
Cash at beginning of period	95,039

Cash at end of period	$74,091
Supplemental disclosure of cash flow information:
Distributions declared for the period	$3,250,408
Interest expense paid for the period	($41,352)

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
filing. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or future year or period.
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
The following is a summary of the values by input classification of the Fund’s investments as of June 30, 2024 and December 31, 2023, by major security category or type:

	Total value at 6-30-24	Level 1 Quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$98,307,562	—	—	$98,307,562
Short-term investments	16,696,943	$16,696,943	—	—

Total investments in securities	$115,004,505	$16,696,943	—	$98,307,562

	Total value at 12-31-23	Level 1 Quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$47,912,823	—	—	$47,912,823
Short-term investments	19,398,547	$19,398,547	—	—

Total investments in securities	$67,311,370	$19,398,547	—	$47,912,823

The Fund holds liabilities for which the carrying amount approximates the fair value for financial statement purposes. As of June 30, 2024, the liability for the Fund’s Credit facility payable on the Consolidated Statements of Assets and Liabilities is categorized as Level 2 within the disclosure hierarchy. There was no Credit facility payable as of December 31, 2023.
The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value. There were no transfers into or out of Level 3 during the six months ended June 30, 2024.

Investments in securities	Senior loans
Beginning balance as of 12-31-23	$47,912,823
Purchases and drawdowns	50,828,845
Sales and paydowns	(1,277,178)
Net amortization of (premium) discount	51,153
Realized gain (loss)	6,492
Change in unrealized appreciation (depreciation) at period end	785,427
Ending balance as of 6-30-24	$98,307,562
Change in unrealized appreciation (depreciation) at period end*	$785,427

*	Change in unrealized appreciation (depreciation) attributable to Level 3 securities held at the period end.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the Fund’s Level 3 securities are outlined in the tables below.

	Fair Value at 6-30-24	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$93,662,911	Discounted cash flow	Discount rate	9.05% - 12.60%	10.83%
Senior Loans	$4,644,651	Recent transaction	Transaction price	$98.00 - $99.00	$98.50

	$98,307,562

	Fair Value at 12-31-23	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$40,053,210	Discounted cash flow	Discount rate	9.90% - 12.47%	10.92%
Senior Loans	$7,859,613	Recent transaction	Transaction price	$98.00 - $100	$98.81

	$47,912,823

*
A weighted average is an average in which each input in the grouping is assigned a weighting before summing to a single average value. The weighting of the input is determined based on a security’s fair value as a percentage of the total fair value.

A change to unobservable inputs of the Fund’s Level 3 securities as of June 30, 2024 and December 31, 2023 could have resulted in changes to the fair value measurement, as follows:

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
Investments.
The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities). The Fund’s investments (excluding unfunded loan commitments), consisted of the following:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$96,927,292	$98,307,562	85.5%	$47,317,980	$47,912,823	71.2%
Other Securities	$16,696,943	$16,696,943	14.5%	$19,398,547	$19,398,547	28.8%

Total Investments	$113,624,235	$115,004,505	100.0%	$66,716,527	$67,311,370	100.0%

The sector composition of investments at fair value as a percentage of net assets as of June 30, 2024 and December 31, 2023, was as follows:

Sector Composition	As of 6-30-24 (% of net assets)	As of 12-31-23 (% of net assets)
Industrials	54.7	48.3
Health care	23.2	12.7
Consumer discretionary	19.6	9.5
Materials	3.9	6.5
Consumer staples	2.6	4.5
Information technology	6.5	3.2
Financials	1.9	3.2
Short-term investments and other (less unfunded loan commitments)	(12.4)	12.1
	100	100
The industry composition of investments at fair value as a percentage of net assets as of June 30, 2024 was as follows:

Industry Composition as of 6-30-24 (% of net assets)
Trading companies and distributors	21.7
Health care providers and services	21.3
Commercial services and supplies	20.3
Professional services	9.7
Diversified consumer services	6.5
Hotels, restaurants and leisure	5.8
IT services	4.6
Chemicals	3.9
Leisure products	3.5
Building products	3.0
Consumer staples distribution and retail	2.6
Automobile components	1.9
Capital markets	1.9
Health care equipment and supplies	1.9
Software	1.9
Textiles, apparel and luxury goods	1.9
Short-term investments and other (less unfunded loan commitments)	(12.4)
100
As of June 30, 2024 and December 31, 2023, 100% of investments held were based in the United States.
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
The Fund may also enter into, or acquire participations in, delayed funding loans and revolving credit facilities, in which a bank or other lender agrees to make loans up to a maximum amount upon demand by the borrower during a specified term. These commitments may have the effect of requiring the Fund to increase its investment in a company at a time when it might not be desirable to do so (including at a time when the company’s financial condition makes it unlikely that such amounts will be repaid). Delayed funding loans and revolving credit facilities are subject to credit, interest rate and liquidity risk and the risks of being a lender. Unfunded loan commitments are marked to market in accordance with the Fund’s valuation policies. Any related unrealized appreciation (depreciation) on unfunded commitments is included in non-controlled/non-affiliated
investments, at value in the Consolidated Statements of Assets and Liabilities and change in net unrealized appreciation (depreciation) in the Consolidated Statements of Operations.

As of June 30, 2024 and December 31, 2023, the Fund had the following unfunded commitments outstanding:

	June 30, 2024			December 31, 2023
Unfunded term loan	Principal on delayed draw term loan	Principal on revolver	Unrealized Appreciation (Depreciation)	Principal on delayed draw term loan	Principal on revolver	Unrealized Appreciation (Depreciation)
4M Capital, Ltd.	—	$528,000	$991	—	—	—
American Combustion Industries, Inc.	$1,771,895	359,168	3,591	—	—	—
Bandon Fitness, Inc.	183,013	45,462	4,570	$191,049	$45,462	$1,774
BCTS Parent LLC	974,832	283,587	(3,456)	974,832	283,587	12,584
Beary Landscaping LLC	422,535	397,183	8,071	422,535	422,535	(4,225)
BLP Buyer, Inc.	—	268,548	4,700	290,323	268,548	(2,903)
Capital Construction LLC	373,447	508,039	16,213	—	161,862	3,642
Chemtron Supply LLC	2,333,630	362,979	(22,248)	725,959	362,979	25,045
CPC Lakeshirts Acquisition LLC	91,207	139,343	5,763	258,419	329,357	(17,634)
Diverzify Intermediate LLC	1,371,429	—	10,286	—	—	—
Gannet Fleming, Inc.	—	297,877	11,379	—	297,877	5,421
Health Management Associates, Inc.	155,005	124,004	7,255	210,806	124,004	6,194
In Vitro Sciences LLC	7,111	177,778	(72)	—	—	—
Jetson Buyer, Inc	—	443,656	—	—	—	—
Krayden Holdings, Inc.	517,388	272,309	23,691	517,388	272,309	7,897
Leap Service Partners LLC	1,341,175	517,647	11,501	—	—	—
Library Associates LLC	—	38,623	541	—	72,418	651
Lockmasters Security Intermediate, Inc.	878,274	205,895	2,059	—	—	—
M&D Midco, Inc.	753,719	190,513	5,482	233,629	225,607	6,429
Midwest Eye Services LLC	—	142,385	4,058	—	142,385	142
OIS Management Services LLC	—	167,626	2,179	—	167,626	503
Paint Intermediate III LLC	—	97,432	1,559	—	216,516	3,464
Pak Quality Foods Acquisition LLC	537,313	313,433	11,642	537,313	268,657	—
Refocus Management Services LLC	1,052,632	210,526	9,474	—	—	—
Renovation Systems LLC	125,894	25,053	755	—	—	—
Security Services Acquisition Sub Corp.	—	—	—	1,245,556	—	23,043
Star Logistics & Hospitality Services LLC	1,607,143	482,143	(16,071)	—	—	—
Steward Partners Global Advisory LLC	406,790	311,716	16,525	480,043	311,716	8,313
SurfacePrep Buyer LLC	547,945	479,452	4,795	—	—	—
The Smilist DSO LLC	647,018	140,351	1,403	—	—	—
VPD Management, Inc.	3,028,571	228,571	—	—	—	—
WeLocalize, Inc.	—	281,065	(4,216)	—	—	—
WWEC Holdings II Corp.	824,818	434,020	19,259	—	220,719	2,318
XpressMyself.com LLC	—	233,050	6,292	—	233,050	2,797
Total	$19,952,784	$8,707,434	$147,971	$6,087,852	$4,427,214	$85,455

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
Offering and Organization Costs
Organization costs are expensed as incurred. During the three and six months ended June 30, 2024, the Fund incurred organization costs of $0 and $24,253, respectively. Offering costs are accounted for as a deferred charge by the Fund and will be amortized to expense over 12 months from the BDC Election Date. During the three and six months ended June 30, 2024, $101,860 and $201,867, respectively, of offering costs were expensed. As of June 30, 2024 and December 31, 2023, $123,583 and $325,450, respectively of unamortized offering costs are included in Other assets within the Consolidated Statements of Assets and Liabilities.
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
The Advisor contractually agrees to reduce the Fund management fee, or, if necessary, make payment to the Fund, in an amount equal to the amount by which the expenses of the Fund, incurred in the ordinary course of the Fund’s business, exceed 0.50% of monthly net assets (on an annualized basis) of the Fund (the Expense Limitation and Reimbursement Agreement). For purposes of the Expense Limitation and Reimbursement Agreement, “expenses of the Fund” means all expenses of the Fund, excluding (a) management and incentive fees, (b) interest expense and other borrowing related costs, fees and expenses, (c) taxes, (d) portfolio brokerage commissions, (e) litigation and indemnification expenses and other extraordinary expenses not incurred in the ordinary course of the business of the Fund, (f) short dividends and (g) cashiering or other investment servicing fees. This agreement expires on October 3, 2025, unless renewed by mutual agreement of the Advisor and the Fund based upon a determination that this is appropriate under the circumstances at that time.
The expense reductions described above amounted to $639,029 and $919,774 for the three and six months ended June 30, 2024, respectively.
Expenses waived or reimbursed in the current fiscal period are not subject to recapture in future fiscal periods.
The management fee, including the impact of the waivers and reimbursements as described above, incurred for the three and six months ended June 30, 2024, was equivalent to a net annual effective rate of 0.00% of the Fund’s average monthly net assets.
Incentive fee.
The Fund has agreed to pay the Advisor an incentive fee. A portion of the incentive fee is based upon pre-incentive
fee net investment income and a portion is based on capital gains. The incentive fee shall be calculated and accrued on a monthly basis while being determined and payable in arrears as of the end of each fiscal quarter. During the three and six months ended June 30, 2024, there was no incentive fee charged as commencement of the incentive fee has not yet occurred.
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

These accounting and legal services fees incurred for the three and six months ended June 30, 2024 amounted to an annual rate of 0.02% of the Fund’s average monthly net assets.
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
During the three and six months ended June 30, 2024, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $37,231,534 and $67,474,023, including unfunded commitments of $12,694,640 and $20,744,005, respectively.
Note 5 – Borrowings
On July 26, 2023, the Board and the Fund’s sole shareholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Fund and such election became effective the following day. As a result of this approval, the Fund’s applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200% and the Fund is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2024, the asset coverage ratio was 5,747%.
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
As of June 30, 2024, the Fund had outstanding borrowings of $2,000,000 at an interest rate of 8.00%, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three and six months ended June 30, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $3,714,285 and $3,793,814 and the weighted average interest rate was 8.00% and 8.00%, respectively.

The Fund recorded the following interest expense, unused commitment fee and other credit facility related fees on the JPM Funding Facility as Interest and credit facility expenses on the Consolidated Statements of Operations during the three and six months ended June 30, 2024:

	Three months ended June 30, 2024	Six months ended June 30, 2024
Interest expense	$75,129	$81,806
Unused commitment fee and administration fee	180,056	192,139
Other credit facility related fees	115,212	123,010

	$370,397	$396,955
In connection with the JPM Funding Facility, the SPV pays an upfront fee which is deferred and amortized over the life of the JPM Funding Facility using the straight-line method. During the three and six months ended June 30, 2024, $74,712 and $79,639 of the upfront fee was expensed and included in Interest and credit facility expenses on the Consolidated Statements of Operations and at June 30, 2024, $1,420,361 of unamortized upfront fee is included in Deferred financing cost on the Consolidated Statements of Assets and Liabilities.
JH Funding Revolving Promissory Note Agreement
On July 17, 2023, the Fund entered into a revolving promissory note agreement with JH Funding. The aggregate outstanding borrowings under the agreement with JH Funding for the Fund would not exceed $30 million. There were no upfront fees or commitment fees paid by the Fund in connection with the agreement. As of June 30, 2024 and December 31, 2023, the Fund did not have any borrowings outstanding under the agreement with JH Funding. The agreement terminated upon the effective date of the JPM Funding Facility on March 26, 2024.
Note 6 – Shares of beneficial interest
At June 30, 2024, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 32.4%, 13.9% and 53.7%, respectively, of the Class NAV shares of beneficial interest outstanding.
At December 31, 2023, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 54.2%, 23.3% and 22.5%, respectively, of the Class NAV shares of beneficial interest outstanding.
Note 7 – Purchase and sale of securities
Purchases and sales of securities, other than short-term investments, amounted to $50,828,845 and $1,277,178, respectively, for the six months ended June 30, 2024.

Note 8 – Consolidated Financial Highlights

For the six months ended
June 30, 2024
Class NAV
Per share operating performance
Net asset value, beginning of period	$20.74
Net investment income (1)	0.79
Net realized and unrealized gain (loss) on investments	0.14

Total from investment operations	0.93
Less distributions to common shareholders
From investment income	(0.60)

Total distributions	(0.60)

Net asset value, end of period	$21.07

Total return (%) (2),(3)	4.53%

Ratios and supplemental data
Net assets, end of period (in millions)	$113
Ratios (as a percentage of average net assets):
Expenses before reductions (4)	4.13%
Expenses including reductions (4)	2.39%
Expenses including reductions (excluding interest and credit facility expenses) (4)	1.50%
Net investment income (4)	7.45%
Portfolio turnover	2%
Total debt outstanding, end of period (in millions)	$2
Asset coverage per $1,000 of debt, end of period (5)	$57,467

(1)	Based on average monthly shares outstanding.
(2)	Not annualized.
(3)	Total return would have been lower had certain expenses not been reduced during the applicable period.
(4)	Annualized. Certain expenses have been presented unannualized.
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
8-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this section contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth in “Part I Item 1A. Risk Factors” of our annual report for the fiscal year ended December 31, 2023 on Form 10-K. You should read the following discussion in conjunction with the Part I, Item 1 of this Form 10-Q “Consolidated Financial Statements (Unaudited)” and related notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Portfolio and Investment Activity

As of June 30, 2024, the Fund had investments, excluding cash equivalents, in 41 portfolio companies across 7 sectors and 16 industries. Based on fair value as of June 30, 2024, 112.4% of the Fund’s net assets was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in Secured Overnight Financing Rate (SOFR). The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of June 30, 2024. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of June 30, 2024, the Fund’s estimated weighted average total yield of investments in debt securities was 11.1%. Weighted average yields are based on interest rates as of June 30, 2024.

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

Our portfolio and investment activity for the six months ended June 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the six months ended June 30, 2024
Investments:
Total investments, beginning of period	$66,716,527
Purchase of investments	50,828,845
Proceeds from principal repayments and sales of investments	(1,277,178)
Net purchases and sales of short-term investments	(2,701,604)
Payment-in-kind interest	—
Amortization of premium/accretion of discount, net	51,153
Net realized gain (loss) on investments	6,492
Total investments, end of period	$113,624,235
Portfolio companies at beginning of period	26
Number of new portfolio companies funded	15
Number of portfolio companies sold or repaid	—
Portfolio companies at end of period	41
Count of investments	118
Count of industries	16

As of June 30, 2024 and December 31, 2023, our investments, excluding unfunded loan commitments, consisted of the following:

	June 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$96,927,292	$98,307,562	85.5%	$47,317,980	$47,912,823	71.2%
Other Securities	$16,696,943	$16,696,943	14.5%	$19,398,547	$19,398,547	28.8%
Total Investments	$113,624,235	$115,004,505	100.0%	$66,716,527	$67,311,370	100.0%

Portfolio Composition	As of 6-30-24 (% of net assets)	As of 12-31-23 (% of net assets)
Senior loans	112.4	87.9
Short-term investments and other (less unfunded loan commitments)	(12.4)	12.1

Sector Composition	As of 6-30-24 (% of net assets)	As of 12-31-23 (% of net assets)
Industrials	54.7	48.3
Health care	23.2	12.7
Consumer discretionary	19.6	9.5
Materials	3.9	6.5
Consumer staples	2.6	4.5
Information technology	6.5	3.2
Financials	1.9	3.2
Short-term investments and other (less unfunded loan commitments)	(12.4)	12.1
	100	100

Industry Composition as of 6-30-24 (% of net assets)
Trading companies and distributors	21.7
Health care providers and services	21.3
Commercial services and supplies	20.3
Professional services	9.7
Diversified consumer services	6.5
Hotels, restaurants and leisure	5.8
IT services	4.6
Chemicals	3.9
Leisure products	3.5
Building products	3.0
Consumer staples distribution and retail	2.6
Automobile components	1.9
Capital markets	1.9
Health care equipment and supplies	1.9
Software	1.9
Textiles, apparel and luxury goods	1.9
Short-term investments and other (less unfunded loan commitments)	(12.4)
100

Top 10 Issuers as of 6-30-24 (% of net assets)
American Combustion Industries, Inc.	3.9
Security Services Acquisition Sub Corp.	3.9
WeLocalize, Inc.	3.9
Star Logistics & Hospitality Services LLC	3.9
Chemtron Supply LLC	3.9
Pediatric Home Respiratory Services LLC	3.5
Leap Service Partners LLC	3.5
SurfacePrep Buyer LLC	3.5
The Smilist DSO LLC	3.5
Diverzify Intermediate LLC	3.5
Total	37.0

Cash and cash equivalents are not included.

Percentages include unfunded loan commitments.

Top 10 Issuers as of 12-31-23 (% of net assets)
Pak Quality Foods Acquisition LLC	4.5
BLP Buyer, Inc.	4.4
BCTS Parent LLC	4.1
Beary Landscaping LLC	4.0
OIS Management Services LLC	3.3
PVI Holdings, Inc.	3.3
Paint Intermediate III LLC	3.3
Gannet Fleming, Inc.	3.3
Capital Construction LLC	3.3
Chemtron Supply LLC	3.3
Total	36.8

Cash and cash equivalents are not included.

Percentages include unfunded loan commitments.

Results of Operations

Our operating results for the three and six months ended June 30, 2024 were as follows:

	For the three months ended	For the six months ended
	June 30, 2024	June 30, 2024
Increase (decrease) in net assets from operations	$2,355,513	$4,720,785

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Our investment income for the three and six months ended June 30, 2024 was as follows:

	For the three months ended	For the six months ended
	June 30, 2024	June 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest	$2,573,272	$4,362,044
Dividends	325,091	783,181
Other income	21,983	42,605

Total investment income	$2,920,346	$5,187,830

For the three and six months ended June 30, 2024, total investment income was driven by the Fund’s deployment of capital and invested balance of investments. The size of the Fund’s investment portfolio at fair value was approximately $115.0 million as of June 30, 2024 and, as of such date, all of the Fund’s debt investments were income-producing.

Interest income on the Fund’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Fund expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2024, all of the Fund’s debt investments were performing and current on their interest payments.

Our expenses for the three and six months ended June 30, 2024 were as follows:

	For the three months ended	For the six months ended
	June 30, 2024	June 30, 2024
Expenses
Management fee	$352,247	$655,138
Accounting and legal services fees	4,321	13,088
Trustee fees	22,280	43,928
Professional fees	500,319	604,310
Custody and accounting fees	49,312	106,551
Transfer Agent	10,552	10,552
Printing and postage	7,883	18,948
Organization cost	—	24,253
Offering cost	101,860	201,867
Interest and credit facility expenses	445,109	476,594
Other expenses	14,714	23,509

Total expenses	$1,508,597	$2,178,738
Less expense reductions	(639,029)	(919,774)

Net expenses	$869,568	$1,258,964

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

For the three and six months ended June 30, 2024, the Fund did not incur any excise tax.

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

Equity

For the six months ended June 30, 2024, we held three closings of our continuous Private Offering. As a result, the total Class NAV shares issued, and proceeds received related to such closings were as follows:

Shares issued date	Class NAV shares issued	Proceeds Received
January 2, 2024	723,237	$15,000,000
February 1, 2024	718,284	$15,000,000
March 1, 2024	714,078	$15,000,000

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

As of June 30, 2024, the Fund had outstanding borrowings of $2,000,000 at an interest rate of 8.00%, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three and six months ended June 30, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $3,714,285 and $3,793,814 and the weighted average interest rate was 8.00% and 8.00%, respectively.

JH Funding Revolving Promissory Note Agreement

On July 17, 2023, we entered into revolving promissory note agreement with JH Funding. The aggregate outstanding borrowings under the agreement with JH Funding for the Fund would not exceed $30 million. There were no upfront fees or commitment fees paid by the Fund in connection with the agreement. As of June 30, 2024 and December 31, 2023, the Fund did not have any borrowings outstanding under the agreement with JH Funding. The agreement terminated upon the effective date of the JPM Funding Facility on March 26, 2024.

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

As of June 30, 2024 and December 31, 2023, the Fund had the following unfunded commitments outstanding:

	June 30, 2024		December 31, 2023
Unfunded term loan	Principal on delayed draw term loan	Principal on revolver	Principal on delayed draw term loan	Principal on revolver
4M Capital, Ltd.	—	$528,000	—	—
American Combustion Industries, Inc.	$1,771,895	359,168	—	—
Bandon Fitness, Inc.	$183,013	45,462	$191,049	$45,462
BCTS Parent LLC	974,832	283,587	974,832	283,587
Beary Landscaping LLC	422,535	397,183	422,535	422,535
BLP Buyer, Inc.	—	268,548	290,323	268,548
Capital Construction LLC	373,447	508,039	—	161,862
Chemtron Supply LLC	2,333,630	362,979	725,959	362,979
CPC Lakeshirts Acquisition LLC	91,207	139,343	258,419	329,357
Diverzify Intermediate LLC	1,371,429	—	—	—
Gannet Fleming, Inc.	—	297,877	—	297,877
Health Management Associates, Inc.	155,005	124,004	210,806	124,004
In Vitro Sciences LLC	7,111	177,778	—	—
Jetson Buyer, Inc.	—	443,656	—	—
Krayden Holdings, Inc.	517,388	272,309	517,388	272,309
Leap Service Partners LLC	1,341,175	517,647	—	—
Library Associates LLC	—	38,623	—	72,418
Lockmasters Security Intermediate, Inc.	878,274	205,895	—	—
M&D Midco, Inc.	753,719	190,513	233,629	225,607
Midwest Eye Services LLC	—	142,385	—	142,385
OIS Management Services LLC	—	167,626	—	167,626
Paint Intermediate III LLC	—	97,432	—	216,516
Pak Quality Foods Acquisition LLC	537,313	313,433	537,313	268,657
Refocus Management Services LLC	1,052,632	210,526	—	—
Renovation Systems LLC	125,894	25,053	—	—
Security Services Acquisition Sub Corp.	—	—	1,245,556	—
Star Logistics & Hospitality Services LLC	1,607,143	482,143	—	—
Steward Partners Global Advisory LLC	406,790	311,716	480,043	311,716
SurfacePrep Buyer LLC	547,945	479,452	—	—
The Smilist DSO LLC	647,018	140,351	—	—
VPD Management, Inc.	3,028,571	228,571	—	—
WeLocalize, Inc.	—	281,065	—	—
WWEC Holdings II Corp.	824,818	434,020	—	220,719
XpressMyself.com LLC	—	233,050	—	233,050
Total	$19,952,784	$8,707,434	$6,087,852	$4,427,214

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

The following table summarizes the distributions declared on our common shares for the three and six months ended June 30, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share
March 26, 2024	March 27, 2024	April 19, 2024	$0.20347
June 27, 2024	June 26, 2024	July 22, 2024	$0.40293

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

As of June 30, 2024 and December 31, 2023, no Common Shares were issued pursuant to the DRP.

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

See “Note 4. Agreements and transactions with related parties” and “Note 5. Borrowings” under “Item 1. Consolidated Financial Statements (Unaudited)” in the accompanying unaudited consolidated financial statements.

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

As of June 30, 2024, approximately $99.3 million (principal amount) of our debt portfolio investments (funded positions) bore interest at variable rates, which are generally SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our June 30, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	Interest income	Interest expense	Net income
Up 300 basis points	$2,980,065	($60,000)	$2,920,065
Up 200 basis points	$1,986,710	($40,000)	$1,946,710
Up 100 basis points	$993,355	($20,000)	$973,355
Down 100 basis points	($993,355)	$20,000	($973,355)

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Fund’s disclosure controls and procedures as of June 30, 2024 (the end of the period covered by this report), the Fund’s principal executive officer and principal financial officer have concluded that those disclosure controls and procedures were effective as of June 30, 2024 and provided reasonable assurance that the material information required to be disclosed by the Fund on this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A. Risk Factors

Investing in our Common Shares involves a number of significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I Item 1A. Risk Factors” our December 31, 2023 Form 10-K, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in our December 31, 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. During the three months ended June 30, 2024, there have been no material changes from the risk factors set forth in our December 31, 2023 Form 10-K.

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
10b5-1
trading arrangement.

ITEM 6. Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust(1)

3.2	Certificate of Amendment to Certificate of Trust(1)

3.3	Amended and Restated Agreement and Declaration of Trust(2)

3.4	Bylaws(1)

10.1	Form of Expense Limitation and Reimbursement Agreement*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Incorporated by reference to the Fund’s Form 10-12G filed by the Fund on August 4, 2023 (File No. 000-56578).
(2)	Incorporated by reference to Amendment No. 1 to the Fund’s Form 10-12G filed by the Fund on September 19, 2023 (File No. 000-56578).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manulife Private Credit Fund
Date: August 13, 2024
	By:	/s/ Ian Roke
Name: Ian Roke
Title: Chief Executive Officer (Principal Executive Officer)
Date: August 13, 2024
	By:	/s/ Heidi Knapp
Name: Heidi Knapp
Title: Chief Financial Officer (Principal Financial Officer)