Form 10-Q
period 2024-09-30
Manulife Private Credit Fund
filed 2024-11-12
CIK 1988280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
814-01664

MANULIFE PRIVATE CREDIT FUND
(Exact name of registrant as specified in its charter)

Delaware	92-3968552
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
of the Exchange Act). Yes ☐ No ☒
As of September 30, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”). The number of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 12, 2024, was 5,360,173.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
Manulife Private Credit Fund
Consolidated Schedule of Investments
9-30-24
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 135.5% (Cost $151,795,958)				$153,370,661
Consumer discretionary 24.9%				28,192,634

Automobile components 1.9%
Paint Intermediate III LLC, Revolver (3 month CME Term SOFR + 5.500% and Prime rate + 4.500%) (C)	10.949	10-07-27	216,516	216,516
Paint Intermediate III LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.852	10-06-28	1,933,880	1,933,880
Diversified consumer services 6.5%
Capital Construction LLC, Add-On Delayed Draw Term Loan (1 month CME Term SOFR + 5.500%) (C)	10.801	10-22-26	499,260	503,005
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.500%)	10.801	10-22-26	327,372	329,827
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.801	10-22-26	1,136,650	1,145,174
Capital Construction LLC, Revolver (C)	—	10-22-26	508,039	508,039
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.801	10-22-26	838,524	844,813
Leap Service Partners LLC, Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.000%) (C)	9.956	03-15-29	1,756,235	1,756,235
Leap Service Partners LLC, Revolver (1 and 3 month CME Term SOFR + 5.000%) (C)	10.096	03-15-29	588,235	588,235
Leap Service Partners LLC, Term Loan (1 month CME Term SOFR + 5.000%)	10.083	03-15-29	1,638,824	1,638,824
Hotels, restaurants and leisure 7.4%
Bandon Fitness, Inc., 4th Amendment Delayed Draw Term Loan (C)	—	07-27-28	1,705,489	1,705,489
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	11.302	07-27-28	568,589	568,589
Bandon Fitness, Inc., Revolver (C)	—	07-27-28	114,804	114,804
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	11.402	07-27-28	1,468,227	1,468,227
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (C)	—	06-18-29	1,607,143	1,607,143
Star Logistics & Hospitality Services LLC, Revolver (3 month CME Term SOFR + 4.750%) (C)	9.613	06-18-29	535,714	535,714
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 4.750%)	9.613	06-18-29	2,351,250	2,351,250
Leisure products 3.5%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	524,040
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.604	06-18-27	3,454,640	3,428,730
Specialty retail 3.9%
RPC TopCo, Inc., Revolver (C)	—	09-02-31	545,455	537,273
RPC TopCo, Inc., Term Loan (6 month CME Term SOFR + 5.000%)	9.245	09-02-31	3,954,545	3,895,227

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-24 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Consumer discretionary (continued)
Textiles, apparel and luxury goods 1.7%
CPC Lakeshirts Acquisition LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.250%)	10.764	09-02-27	216,336	$214,714
CPC Lakeshirts Acquisition LLC, Revolver (1 month CME Term SOFR + 5.250%) (C)	10.220	09-02-27	380,027	377,177
CPC Lakeshirts Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	10.764	09-04-28	1,410,287	1,399,709
Consumer staples 6.6%				7,416,380

Consumer staples distribution and retail 6.6%
Hill Country Dairies, Inc., Delayed Draw Term Loan (C)	—	08-01-30	1,088,710	1,072,379
Hill Country Dairies, Inc., Revolver (6 month CME Term SOFR + 4.750%) (C)	8.995	08-01-30	725,806	714,919
Hill Country Dairies, Inc., Term Loan (3 month CME Term SOFR + 4.750%)	9.998	08-01-30	2,685,484	2,645,202
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	537,313
PAK Quality Foods Acquisition LLC, Revolver (C)	—	12-28-29	313,433	313,433
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 6.000%) (D)	10.955	12-28-29	2,133,134	2,133,134
Financials 1.9%				2,158,884

Capital markets 1.9%
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 5.500%) (C)	10.553	10-13-28	930,722	930,722
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	311,716	311,716
Steward Partners Global Advisory LLC, Term Loan (3 and 6 month CME Term SOFR + 5.500%) (D)	10.254	10-13-28	916,446	916,446
Health care 26.5%				29,996,181

Health care equipment and supplies 3.3%
CPC/Cirtec Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 5.000%)	9.845	01-30-29	1,602,015	1,602,015
CPC/Cirtec Holdings, Inc., Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.845	01-30-29	2,147,744	2,147,744
Health care providers and services 23.2%
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	10.960	02-28-29	707,591	681,056
In Vitro Sciences LLC, Revolver (C)	—	02-28-29	177,778	171,111
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 6.000%) (D)	10.960	02-28-29	3,095,556	2,979,472
Midwest Eye Services LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 4.500%) (D)	9.445	08-20-27	1,243,500	1,243,500
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	142,385	142,385
Midwest Eye Services LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	9.445	08-20-27	738,841	738,841
OIS Management Services LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.354	11-16-28	2,344,227	2,332,506
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.354	11-16-28	552,149	549,389
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	166,788
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.354	11-16-28	1,430,969	1,423,814

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-24 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 5.750% and Prime rate + 5.250%) (D)	11.131	12-04-25	1,155,179	$1,155,179
Pediatric Home Respiratory Services LLC, Incremental Delayed Draw Term Loan (6 month CME Term SOFR + 6.250% and Prime rate + 5.250%) (D)	11.790	12-04-25	994,510	994,510
Pediatric Home Respiratory Services LLC, Term Loan (6 month CME Term SOFR + 6.250%)	11.361	12-04-25	1,824,742	1,824,742
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	11.204	02-14-29	1,050,000	1,034,250
Refocus Management Services LLC, Revolver (C)	—	02-14-29	210,526	207,368
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	11.401	02-14-29	2,723,158	2,682,311
The Smilist DSO LLC, Delayed Draw Term Loan 2024-1 (3 month CME Term SOFR + 6.000%)	10.666	04-04-29	700,214	694,962
The Smilist DSO LLC, Delayed Draw Term Loan 2024-2 (3 month CME Term SOFR + 6.000%) (C)	11.066	04-04-29	561,404	557,193
The Smilist DSO LLC, Revolver (C)	—	04-04-29	140,351	139,298
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%)	10.604	04-04-29	2,590,000	2,570,575
VPD Management, Inc., Delayed Draw Term Loan (C)	—	11-02-26	3,028,571	2,998,286
VPD Management, Inc., Revolver (C)	—	11-02-26	228,571	226,286
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 6.000%)	10.604	11-02-26	740,000	732,600
Industrials 64.0%				72,415,821

Air freight and logistics 3.9%
PNB Holdings III LLC, Delayed Draw Term Loan (C)	—	09-17-30	1,227,273	1,208,864
PNB Holdings III LLC, Revolver (1 month CME Term SOFR + 4.500%) (C)	9.583	09-17-30	818,182	805,909
PNB Holdings III LLC, Term Loan (1 month CME Term SOFR + 4.500%)	9.583	09-17-30	2,454,545	2,417,727
Building products 2.9%
Lockmasters Security Intermediate, Inc., Delayed Draw Term Loan (C)	—	09-01-27	878,274	871,687
Lockmasters Security Intermediate, Inc., Revolver (C)	—	09-01-27	205,895	204,350
Lockmasters Security Intermediate, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.365	09-01-27	2,157,044	2,140,866
Commercial services and supplies 26.0%
Air Buyer, Inc., Delayed Draw Term Loan (C)	—	07-23-30	750,000	736,875
Air Buyer, Inc., Revolver (C)	—	07-23-30	340,909	334,943
Air Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.250%)	10.533	07-23-30	3,409,091	3,349,432
American Combustion Industries, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 5.000%) (C)	9.945	08-31-28	814,114	801,903
American Combustion Industries, Inc., Delayed Draw Term Loan B (C)	—	08-31-28	957,781	943,415
American Combustion Industries, Inc., Revolver (C)	—	08-31-28	359,168	353,781
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.000%)	9.945	08-31-28	2,368,936	2,333,402

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-24 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
BCTS Parent LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.845	12-26-29	974,832	$974,832
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	10.281	12-26-29	354,484	354,484
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	10.252	12-26-29	1,407,302	1,407,302
Beary Landscaping LLC, Delayed Draw Term Loan (C)	—	12-21-29	422,535	413,028
Beary Landscaping LLC, Revolver (Prime rate + 4.750%) (C)	12.750	12-21-29	422,535	413,028
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.595	12-21-29	2,138,768	2,090,645
Diverzify Intermediate LLC, Delayed Draw Term Loan (C)	—	05-11-27	1,371,429	1,350,857
Diverzify Intermediate LLC, Term Loan (3 month CME Term SOFR + 5.750%)	11.068	05-11-27	2,628,571	2,490,572
Renovation Systems LLC, Add-On Delayed Draw Term Loan (C)	—	01-24-28	1,096,996	1,096,996
Renovation Systems LLC, Add-On Term Loan (3 month CME Term SOFR + 6.250%)	11.093	01-24-28	1,094,237	1,094,237
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%)	11.666	01-24-28	251,158	251,158
Renovation Systems LLC, Revolver (3 month CME Term SOFR + 6.250%) (C)	11.652	01-24-28	125,263	125,263
Renovation Systems LLC, Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.093	01-24-28	1,924,420	1,924,420
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%)	10.695	09-30-27	1,816,000	1,816,000
Security Services Acquisition Sub Corp., 12th Amendment Term Loan A (1 month CME Term SOFR + 5.750%)	10.695	09-30-27	507,499	507,499
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.695	09-30-27	188,415	188,415
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.695	09-30-27	1,236,214	1,236,214
Security Services Acquisition Sub Corp., Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.695	09-30-27	729,316	729,316
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.776	09-07-28	592,894	589,930
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	230,137
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.546	09-07-28	1,324,655	1,308,097
Professional services 7.7%
Health Management Associates, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (C)	11.215	03-30-29	307,593	307,593
Health Management Associates, Inc., Revolver (Prime rate + 5.250%) (C)	13.250	03-30-29	124,004	124,004
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%) (D)	11.366	03-30-29	1,698,569	1,698,569
Library Associates LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%) (D)	11.499	03-01-27	290,164	290,164
Library Associates LLC, Revolver (1 month CME Term SOFR + 6.250%) (C)	11.240	02-26-27	72,418	72,418
Library Associates LLC, Term Loan (1 month CME Term SOFR + 6.250%) (D)	11.265	02-26-27	1,786,184	1,786,184

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-24 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Professional services (continued)
WeLocalize, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%)	9.954	06-23-26	513,780	$507,358
WeLocalize, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.250%)	9.954	06-23-26	2,024,273	1,998,970
WeLocalize, Inc., Revolver (1 month CME Term SOFR + 5.250%) (C)	10.273	06-23-26	421,597	416,327
WeLocalize, Inc., Term Loan (3 month CME Term SOFR + 5.250%)	9.954	06-23-26	1,540,349	1,521,095
Trading companies and distributors 23.5%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 5.750%)	10.595	12-24-29	919,355	917,056
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%)	10.595	12-24-29	290,323	289,597
BLP Buyer, Inc., Revolver (1 month CME Term SOFR + 5.750%) (C)	10.595	12-24-29	290,323	289,597
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.595	12-24-29	2,413,306	2,407,273
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.695	11-01-26	2,147,607	2,083,179
Krayden Holdings, Inc., Add-On Delayed Draw Term Loan (C)	—	03-01-29	875,683	875,683
Krayden Holdings, Inc., Add-On Revolver (C)	—	03-01-29	301,960	301,960
Krayden Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%)	9.595	03-01-29	875,683	875,683
Krayden Holdings, Inc., Delayed Draw Term Loan A (C)	—	03-01-29	258,694	258,694
Krayden Holdings, Inc., Delayed Draw Term Loan B (C)	—	03-01-29	258,694	258,694
Krayden Holdings, Inc., Revolver (C)	—	03-01-29	272,309	272,309
Krayden Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.595	03-01-29	1,367,944	1,367,944
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.750%) (C)	10.787	08-31-28	854,465	845,920
M&D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	11.298	08-31-28	496,283	495,043
M&D Midco, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	11.383	08-31-28	250,675	250,048
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	11.207	08-31-28	1,405,183	1,401,670
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 6.390%) (D)	11.773	01-18-28	2,147,607	2,147,607
SurfacePrep Buyer LLC, Delayed Draw Term Loan (C)	—	02-04-30	547,945	549,315
SurfacePrep Buyer LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	10.195	02-04-30	547,945	547,945
SurfacePrep Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	10.241	02-04-30	2,896,849	2,904,091
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.354	10-03-28	337,021	337,021
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (C)	10.354	10-03-28	973,075	973,075
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-24 (Unaudited)

	Rate (%)	Maturity date		Par value^	Value
Industrials (continued)
Trading companies and distributors (continued)
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.354	10-03-28		1,544,083	$1,544,083
Xenon Arc, Inc, Term Loan (3 month CME Term SOFR + 5.250%)	10.629	12-20-28		3,990,000	3,970,048
Information technology 7.7%					8,744,151

IT services 4.6%
AIDC IntermediateCo LLC, Term Loan (3 month CME Term SOFR + 5.100%) (D)	10.533	07-22-27		2,147,676	2,147,676
Jetson Buyer, Inc., Revolver (Prime rate + 4.500%) (C)	12.500	04-09-30		443,656	441,437
Jetson Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.500%)	10.345	04-09-30		2,611,025	2,597,970
Software 3.1%
Alta Buyer LLC, Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.604	12-21-27		2,147,607	2,142,238
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%)	9.604	12-21-27		1,418,376	1,414,830
Materials 3.9%					4,446,610

Chemicals 3.9%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (C)	—	03-02-29		2,333,630	2,310,294
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%)	9.522	03-02-29		723,237	716,004
Chemtron Supply LLC, Revolver (C)	—	03-02-29		362,979	359,350
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.354	03-02-29		1,071,679	1,060,962

		Yield (%)		Shares	Value
Short-term investments 10.4% (Cost $11,836,858)					$11,836,858
Short-term funds 10.4%					11,836,858

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class		5.0100	(E)	11,836,858	11,836,858
Total investments (Cost $163,632,816) 145.9%					$165,207,519

Less unfunded loan commitments (32.4%)					(36,716,731)

Net investments (Cost $126,916,085) 113.5%					$128,490,788

Other assets and liabilities, net (13.5%)					(15,278,707)

Total net assets 100.0%					$113,212,081

The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.

^	All par values are denominated in U.S. dollars unless otherwise indicated.

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-24 (Unaudited)

Security Abbreviations and Legend

CME	CME Group Published Rates

SOFR	Secured Overnight Financing Rate

(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the consolidated financial statements.

(B)	Senior loans are variable rate obligations which generally pay interest rates that are periodically redetermined by reference to a base lending rate and spread, which are both subject to change. The rate shown represents the rate at period end.

(C)	Unfunded or partially unfunded loan commitments. The stated interest rate reflects the reference rate and spread of the funded portion, if any. No interest rate is determined for unfunded positions. See Note 2 for more information.

(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.

(E)	The rate shown is the annualized seven-day yield as of 9-30-24.
At
9-30-24,
the aggregate cost of investments for federal income tax purposes was $126,471,722. Net unrealized appreciation aggregated to $2,019,066, of which $2,259,406 related to gross unrealized appreciation and $240,340 related to gross unrealized depreciation.

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

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Assets and Liabilities

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments – Non-controlled/Non-affiliated, at value (Cost $126,916,085 and $66,716,527, at September 30, 2024 and December 31, 2023, respectively)	$128,490,788	$67,311,370
Cash	303,126	95,039
Receivable for investments sold	65,302	115,720
Interest and dividends receivable	832,504	413,164
Receivable from affiliates	—	221,244
Deferred financing cost	1,712,045	—
Other assets	35,785	327,969

Total assets	131,439,550	68,484,506

Liabilities
Credit facility payable	15,000,000	—
Distributions payable	2,343,253	1,491,569
Interest and credit facility expenses payable	369,214	—
Payables to affiliates:
Management fees payable	292,300	56,324
Payable for offering costs	—	129,820
Accounting and legal services fees	13,066	13,758
Trustee fees	—	2,656
Other liabilities and accrued expenses	209,636	327,260

Total liabilities	18,227,469	2,021,387

Net assets	$113,212,081	$66,463,119
Net assets consist of
Paid-in capital	$111,538,568	$66,538,568
Total distributable earnings (loss)	1,673,513	(75,449)

Net assets	$113,212,081	$66,463,119

Net asset value per share
Based on net assets and shares outstanding - the Fund has an unlimited number of shares authorized with par value of $0.01 per share.
Class NAV:
Net assets	$113,212,081	$66,463,119
Shares outstanding	5,360,173	3,204,574
Per share	$21.12	$20.74
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Operations

	For the three months ended	For the nine months ended
	September 30, 2024	September 30, 2024
	(Unaudited)	(Unaudited)
Investment income
From non-controlled/non-affiliated investments:
Interest	$3,120,423	$7,482,470
Dividends	105,736	888,917
Other income	42,894	85,499

Total investment income	3,269,053	8,456,886

Expenses
Management fee	359,982	1,015,120
Accounting and legal services fees	16,659	29,747
Trustee fees	19,324	63,253
Professional fees	(133,744)	470,566
Custody and accounting fees	62,771	169,323
Transfer Agent	2,815	13,367
Printing and postage	—	15,215
Organization cost	—	24,253
Offering cost	6,751	208,618
Interest and credit facility expenses	464,148	940,743
Other expenses	28,967	56,208

Total expenses	827,673	3,006,413
Less expense reductions	68,454	(851,320)

Net expenses	896,127	2,155,093

Net investment income	2,372,926	6,301,793

Realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	54,479	60,970

Change in net unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	194,433	979,860

Net realized and unrealized gain (loss)	248,912	1,040,830

Increase (decrease) in net assets from operations	$2,621,838	$7,342,623
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Changes in Net Assets

	For the three months ended	For the nine months ended
	September 30, 2024	September 30, 2024
	(Unaudited)	(Unaudited)
Increase (decrease) in net assets
From operations
Net investment income	$2,372,926	$6,301,793
Net realized gain (loss)	54,479	60,970
Change in net unrealized appreciation (depreciation)	194,433	979,860

Increase (decrease) in net assets resulting from operations	2,621,838	7,342,623

Distributions to common shareholders
From earnings
Class NAV	(2,343,253)	(5,593,661)
Increase (decrease) from share transactions
Fund shares issued
Class NAV	—	45,000,000

Total increase (decrease)	278,585	46,748,962

Net assets
Beginning of period	112,933,496	66,463,119

End of period	$113,212,081	$113,212,081

Share activity
Class NAV shares outstanding
Beginning of period	5,360,173	3,204,574
Shares issued	—	2,155,599

End of period	5,360,173	5,360,173

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statement of Cash Flows

For the nine months ended
September 30, 2024
(Unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$7,342,623
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Long-term investments purchased	(90,536,469)
Long-term investments sold	22,910,425
Net purchases and sales of short-term investments	7,561,689
Net amortization of premium (discount)	(74,233)
Amortization of deferred financing cost	190,205
(Increase) decrease in assets:
Receivable for investments sold	50,418
Interest and dividends receivable	(419,340)
Receivable from affiliates	221,244
Other assets	292,184
Increase (decrease) in liabilities:
Payable to affiliates	102,808
Other liabilities and accrued expenses	(117,624)
Net change in unrealized (appreciation) depreciation of:
Non-controlled/non-affiliated investments	(979,860)
Net realized (gain) loss on:
Non-controlled/non-affiliated investments	(60,970)

Net cash provided by (used in) operating activities	$(53,516,900)

Cash flows from financing activities
Cash distributions to shareholders	$(4,741,977)
Borrowings under the credit facility	20,000,000
Repayments under the credit facility	(5,000,000)
Financing cost paid	(1,533,036)
Proceeds from Fund shares issued	45,000,000

Net cash provided by (used in) financing activities	$53,724,987

Net increase (decrease) in cash	$208,087
Cash at beginning of period	95,039

Cash at end of period	$303,126
Supplemental disclosure of cash flow information:
Distributions declared for the period	$5,593,661
Interest expense paid for the period	$(96,712)
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
The Fund is only offered to “accredited investors” within the meaning of Regulation D under the Securities Act of 1933, as amended (the Securities Act),
non-U.S.
investors within the meaning of Regulation S under the Securities Act, and other investors eligible to invest in a private placement.
On July 17, 2023, Manulife International Limited (Hong Kong) and Manufacturers Life Reinsurance Limited (collectively, the Sponsors) invested an aggregate of approximately $41.2 million in the Fund (Seed Contribution). The Sponsors received an aggregate of approximately 2.1 million shares of the Fund at $20.00 per share, which represented all the issued and outstanding shares of the Fund on that date. The Fund commenced operations concurrent with the initial closing on the Seed Contribution. Immediately following the closing of the Seed Contribution, the Fund entered into a purchase agreement with John Hancock Funding Company, LLC (JH Funding) to acquire an initial seed portfolio of assets which consisted of approximately $50 million in total par value of senior loan investments, including both funded loans and unfunded commitments.
Note 2 – Significant accounting policies
Basis of Consolidation
Manulife Private Credit Fund SPV, LLC (the SPV) is a Delaware limited liability company that was formed on December 11, 2023. The SPV, which holds certain of the Fund’s portfolio loan investments that are used as collateral for the credit facility, is a wholly owned subsidiary of the Fund. The SPV commenced operations on March 26, 2024 upon receipt of a contribution of portfolio loan investments from the Fund.
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
filing. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or future year or period.
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
The following is a summary of the values by input classification of the Fund’s investments as of September 30, 2024 and December 31, 2023, by major security category or type:

	Total value at	Level 1	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
	9-30-24	Quoted price
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$116,653,930	—	—	$116,653,930
Short-term investments	11,836,858	$11,836,858	—	—

Total investments in securities	$128,490,788	$11,836,858	—	$116,653,930

	Total value at 12-31-23	Level 1 Quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$47,912,823	—	—	$47,912,823
Short-term investments	19,398,547	$19,398,547	—	—

Total investments in securities	$67,311,370	$19,398,547	—	$47,912,823

The Fund holds liabilities for which the carrying amount approximates the fair value for financial statement purposes. As of September 30, 2024, the liability for the Fund’s Credit facility payable on the Consolidated Statements of Assets and Liabilities is categorized as Level 2 within the disclosure hierarchy. There was no Credit facility payable as of December 31, 2023.

The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value. There were no transfers into or out of Level 3 during the nine months ended September 30, 2024.

Investments in securities	Senior loans
Beginning balance as of 12-31-23	$47,912,823
Purchases and drawdowns	90,536,469
Sales and paydowns	(22,910,425)
Net amortization of (premium) discount	74,233
Realized gain (loss)	60,970
Change in unrealized appreciation (depreciation)	979,860
Ending balance as of 9-30-24	$116,653,930
Change in unrealized appreciation (depreciation) at period end*	$1,027,860

*	Change in unrealized appreciation (depreciation) attributable to Level 3 securities held at the period end.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the Fund’s Level 3 securities are outlined in the tables below.

	Fair Value at 9-30-24	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$114,021,430	Discounted cash flow	Discount rate	8.52% -12.65%	9.68%
Senior Loans	2,632,500	Recent transaction	Transaction price	$98.50	$98.50

	$116,653,930

	Fair Value at 12-31-23	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$40,053,210	Discounted cash flow	Discount rate	9.90% - 12.47%	10.92%
Senior Loans	$7,859,613	Recent transaction	Transaction price	$98.00 - $100	$98.81
	$47,912,823

*
A weighted average is an average in which each input in the grouping is assigned a weighting before summing to a single average value. The weighting of the input is determined based on a security’s fair value as a percentage of the total fair value.

A change to unobservable inputs of the Fund’s Level 3 securities as of September 30, 2024 and December 31, 2023 could have resulted in changes to the fair value measurement, as follows:

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
Investments.
The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities). The Fund’s investments (excluding unfunded loan commitments), consisted of the following:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$115,079,227	$116,653,930	90.8%	$47,317,980	$47,912,823	71.2%
Other Securities	11,836,858	11,836,858	9.2%	19,398,547	19,398,547	28.8%

Total Investments	$126,916,085	$128,490,788	100.0%	$66,716,527	$67,311,370	100.0%

The sector composition of investments at fair value as a percentage of net assets as of September 30, 2024 and December 31, 2023, was as follows:

Sector Composition	As of 9-30-24 (% of net assets)	As of 12-31-23 (% of net assets)
Industrials	64.0	48.3
Health care	26.5	12.7
Consumer discretionary	24.9	9.5
Information technology	7.7	3.2
Consumer staples	6.6	4.5
Materials	3.9	6.5
Financials	1.9	3.2
Short-term investments and other (less unfunded loan commitments)	(35.5)	12.1
	100	100
Percentages include unfunded loan commitments.
The industry composition of investments at fair value as a percentage of net assets as of September 30, 2024 was as follows:

Industry Composition as of 9-30-24 (% of net assets)
Commercial services and supplies	26.0
Trading companies and distributors	23.5
Health care providers and services	23.2
Professional services	7.7
Hotels, restaurants and leisure	7.4
Consumer staples distribution and retail	6.6
Diversified consumer services	6.5
IT services	4.6
Chemicals	3.9
Air freight and logistics	3.9
Specialty retail	3.9
Leisure products	3.5
Health care equipment and supplies	3.3
Software	3.1
Building products	2.9
Capital markets	1.9
Automobile components	1.9
Textiles, apparel and luxury goods	1.7
Short-term investments and other (less unfunded loan commitments)	(35.5)
100
Percentages include unfunded loan commitments.
As of September 30, 2024 and December 31, 2023, 100% of investments held were based in the United
States.

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

As of September 30, 2024 and December 31, 2023, the Fund had the following unfunded commitments outstanding:

	September 30, 2024			December 31, 2023
Unfunded term loan	Principal on delayed draw term loan	Principal on revolver	Unrealized Appreciation (Depreciation)	Principal on delayed draw term loan	Principal on revolver	Unrealized Appreciation (Depreciation)
4M Capital, Ltd.	—	$528,000	$3,631	—	—	—
Air Buyer, Inc.	$750,000	340,909	(6,563)	—	—	—
American Combustion Industries, Inc.	1,005,670	359,168	(3,232)	—	—	—
Bandon Fitness, Inc.	1,818,352	114,804	17,345	$191,049	$45,462	$1,774
BCTS Parent LLC	824,176	283,587	13,913	974,832	283,587	12,584
Beary Landscaping LLC	422,535	405,634	(6,296)	422,535	422,535	(4,225)
BLP Buyer, Inc.	—	268,548	4,700	290,323	268,548	(2,903)
Capital Construction LLC	243,639	508,039	14,874	—	161,862	3,642
Chemtron Supply LLC	2,333,630	362,979	4,719	725,959	362,979	25,045
CPC Lakeshirts Acquisition LLC	—	316,689	10,292	258,419	329,357	(17,634)
Diverzify Intermediate LLC	1,371,429	—	6,857	—	—	—
Gannet Fleming, Inc.	—	—	—	—	297,877	5,421
Health Management Associates, Inc.	155,005	105,403	6,771	210,806	124,004	6,194
Hill Country Dairies, Inc.	1,088,710	689,516	(6,315)	—	—	—
In Vitro Sciences LLC	7,111	177,778	(4,232)	—	—	—
Jetson Buyer, Inc.	—	399,290	1,997	—	—	—
Krayden Holdings, Inc.	1,393,071	574,269	31,090	517,388	272,309	7,897
Leap Service Partners LLC	905,882	382,353	14,617	—	—	—
Library Associates LLC	—	24,139	337	—	72,418	651
Lockmasters Security Intermediate, Inc.	878,274	205,895	4,769	—	—	—
M&D Midco, Inc.	352,239	125,337	1,441	233,629	225,607	6,429
Midwest Eye Services LLC	—	142,385	4,414	—	142,385	142
OIS Management Services LLC	2,053,991	167,626	(335)	—	167,626	503
Paint Intermediate III LLC	—	81,193	1,299	—	216,516	3,464
Pak Quality Foods Acquisition LLC	537,313	313,433	11,642	537,313	268,657	—
PNB Holdings III LLC	1,227,273	572,727	(9,204)	—	—	—
Refocus Management Services LLC	747,368	210,526	9,579	—	—	—
Renovation Systems LLC	1,096,996	68,894	17,832	—	—	—
RPC TopCo, Inc.	—	545,455	—	—	—	—
Security Services Acquisition Sub Corp.	—	—	—	1,245,556	—	23,043
Star Logistics & Hospitality Services LLC	1,607,143	482,143	25,715	—	—	—
Steward Partners Global Advisory LLC	406,790	311,716	16,525	480,043	311,716	8,313
SurfacePrep Buyer LLC	547,945	479,452	16,438	—	—	—
The Smilist DSO LLC	280,069	140,351	2,455	—	—	—
VPD Management, Inc.	3,028,571	228,571	32,572	—	—	—
WeLocalize, Inc.	—	224,852	(2,811)	—	—	—
WWEC Holdings III Corp.	824,818	434,020	19,259	—	220,719	2,318
XpressMyself.com LLC	—	233,050	5,710	—	233,050	2,797
Total	$25,908,000	$10,808,731	$261,805	$6,087,852	$4,427,214	$85,455

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
Offering and Organization Costs
Organization costs are expensed as incurred. During the three and nine months ended September 30, 2024, the Fund incurred organization costs of $0 and $24,253, respectively. Offering costs are accounted for as a deferred charge by the Fund and will be amortized to expense over 12 months from the BDC Election Date. During the three and nine months ended September 30, 2024, $6,751 and $208,618, respectively, of offering costs were expensed. As of September 30, 2024 and December 31, 2023, $0 and $325,450, respectively of unamortized offering costs are included in Other assets within the Consolidated Statements of Assets and Liabilities.
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
Federal income taxes.
The Fund has elected and intends to qualify as a regulated investment company by complying with the applicable provisions of the Internal Revenue Code and will not be subject to federal income tax on taxable income that is distributed to shareholders. Therefore, no federal income tax provision is required.
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
The expense reductions described above amounted to $(68,454) and $851,320 for the three and nine months ended September 30, 2024, respectively.
Expenses waived or reimbursed in the current fiscal period are not subject to recapture in future fiscal periods.
The management fee, including the impact of the waivers and reimbursements as described above, incurred for the three and nine months ended September 30, 2024, was equivalent to a net annual effective rate of 1.50% and 0.21%, respectively, of the Fund’s average monthly net assets.
Incentive fee.
The Fund has agreed to pay the Advisor an incentive fee commencing on and after October 3, 2024. A portion of the incentive fee is based upon pre-incentive
fee net investment income and a portion is based on capital gains. The incentive fee shall be calculated and accrued on a monthly basis while being determined and payable in arrears as of the end of each fiscal quarter. During the three and nine months ended September 30, 2024, there was no incentive fee charged as commencement of the incentive fee has not yet occurred.
Accounting and legal services.
The Fund has entered into a service agreement with the Advisor (the Service Agreement), under which the Advisor is responsible for providing, at the expense of the Fund, various administrative, accounting and legal services, including treasury, valuation, and portfolio and cash management services. Pursuant to a separate service level agreement between the Advisor and John Hancock Investment Management LLC (JHIM), JHIM is responsible for providing certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. The Fund shall reimburse the Advisor for all expenses associated with providing all such financial, accounting and administrativ
e

services.
These accounting and legal services fees incurred for the three and nine months ended September 30, 2024 amounted to an annual rate of 0.06% and 0.04%, respectively, of the Fund’s average monthly net assets.
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

During the three and nine months ended September 30, 2024, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $29,314,665 and $97,363,296 including unfunded commitments of $11,248,706 and $29,269,769
r
espectivel
y.
Note 5 – Borrowings
On July 26, 2023, the Board and the Fund’s sole shareholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Fund and such election became effective the following day. As a result of this approval, the Fund’s applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200% and the Fund is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2024, the asset coverage ratio was 855%.
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
As of September 30, 2024, the Fund had outstanding borrowings of $15,000,000 at an average interest rate of 7.60%, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three and nine months ended September 30, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $5,197,183 and $4,386,905 and the weighted average interest rate was 7.78% and 7.89%, respectively.
The Fund recorded the following interest expense, unused commitment fee and other credit facility related fees on the JPM Funding Facility as Interest and credit facility expenses on the Consolidated Statements of Operations during the three and nine months ended September 30, 2024:

	Three months ended	Nine months ended
	September 30, 2024	September 30, 2024
Interest expense	$79,756	$161,562
Unused commitment fee and administration fee	192,542	384,681
Other credit facility related fees	116,316	239,327

	$388,614	$785,570

In connection with the JPM Funding Facility, the SPV pays an upfront fee which is deferred and amortized over the life of the JPM Funding Facility using the straight-line method. During the three and nine months ended September 30, 2024, $75,534 and $155,173 of the upfront fee was expensed and included in Interest and credit facility expenses and $20,619 and $35,032 of related upfront legal fees was expensed and included in Professional fees on the Consolidated Statements of Operations and at September
30, 2024, $1,712,045 of unamortized upfront fee is included in Deferred financing cost on the Consolidated Statements of Assets and Liabilities. During the three months ended September 30, 2024, legal fees related to establishing the JPM Funding Facility were capitalized and are being amortized over the life of the facility, and therefore, professional fees have been adjusted accordingly.
JH Funding Revolving Promissory Note Agreement
On July 17, 2023, the Fund entered into a revolving promissory note agreement with JH Funding. The aggregate outstanding borrowings under the agreement with JH Funding for the Fund would not exceed $30 million. There were no upfront fees or commitment fees paid by the Fund in connection with the agreement. As of September 30, 2024 and December 31, 2023, the Fund did not have any borrowings outstanding under the agreement with JH Funding. The agreement terminated upon the effective date of the JPM Funding Facility on March 26, 2024.

Note 6 – Shares of beneficial interest
At September 30, 2024, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 32.4%, 13.9% and 53.7%, respectively, of the Class NAV shares of beneficial interest outstanding.
At December 31, 2023, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 54.2%, 23.3% and 22.5%, respectively, of the Class NAV shares of beneficial interest outstanding.
Note 7 – Purchase and sale of securities
Purchases and sales of securities, other than short-term investments, amounted to $90,536,469 and $22,910,425, respectively, for the nine months ended September 30, 2024.
Note 8 – Consolidated Financial Highlights

For the nine months ended September 30, 2024 Class NAV
Per share operating performance
Net asset value, beginning of period	$20.74
Net investment income (1)	1.23
Net realized and unrealized gain (loss) on investments	0.19

Total from investment operations	1.42
Less distributions to common shareholders
From investment income	(1.04)

Total distributions	(1.04)

Net asset value, end of period	$21.12

Total return (%) (2),(3)	7.05%

Ratios and supplemental data
Net assets, end of period (in millions)	$113
Ratios (as a percentage of average net assets):
Expenses before reductions (4)	3.70%
Expenses including reductions (4)	2.65%
Expenses including reductions (excluding interest and credit facility expenses) (4)	1.50%
Net investment income (4)	7.75%
Portfolio turnover	27%
Total debt outstanding end of period (in millions)	$15
Asset coverage per $1,000 of debt, end of period (5)	$8,547

(1)	Based on average monthly shares outstanding.
(2)	Not annualized.
(3)	Total return would have been lower had certain expenses not been reduced during the applicable period.
(4)	Annualized.
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

The Advisor has agreed to advance all of our organization and offering expenses on our behalf (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Fund’s systems and those of our participating brokers, reasonable bona fide due diligence expenses of participating brokers supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees to attend retail seminars sponsored by participating brokers and costs, expenses and reimbursements for travel (provided that the Fund shall not be required to bear the cost of private airfare in excess of comparable first- class/business rates on a commercial airline, if available), meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, brokers, registered investment advisors or financial or other advisors, but excluding the shareholder servicing and/or distribution fee) through a date determined by the Advisor in its discretion.

From time to time, the Advisor or its affiliates may pay third-party providers of goods or services. We will reimburse the Advisor or such affiliates thereof for any such amounts paid on our behalf. From time to time, the Advisor may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.

Portfolio and Investment Activity

As of September 30, 2024, the Fund had investments, excluding cash equivalents, in 44 portfolio companies across 7 sectors and 18 industries. Based on fair value as of September 30, 2024, 135.5% of the Fund’s net assets was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in Secured Overnight Financing Rate (SOFR). The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of September 30, 2024. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of September 30, 2024, the Fund’s estimated weighted average total yield of investments in debt securities was 10.4%. Weighted average yields are based on interest rates as of September 30, 2024.

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

Our portfolio and investment activity for the nine months ended September 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the nine months ended September 30, 2024
Investments:
Total investments, beginning of period	$66,716,527
Purchase of investments	90,536,469
Proceeds from principal repayments and sales of investments	(22,910,425)
Net purchases and sales of short-term investments	(7,561,689)
Payment-in-kind interest	—
Amortization of premium/accretion of discount, net	74,233
Net realized gain (loss) on investments	60,970

Total investments, end of period	$126,916,085

Portfolio companies at beginning of period	26
Number of new portfolio companies funded	19
Number of portfolio companies sold or repaid	(1)
Portfolio companies at end of period	44
Count of investments	137
Count of industries	18

As of September 30, 2024 and December 31, 2023, our investments, excluding unfunded loan commitments, consisted of the following:

	September 30, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$115,079,227	$116,653,930	90.8%	$47,317,980	$47,912,823	71.2%
Other Securities	11,836,858	11,836,858	9.2%	19,398,547	19,398,547	28.8%

Total Investments	$126,916,085	$128,490,788	100.0%	$66,716,527	$67,311,370	100.0%

Portfolio Composition	As of 9-30-24 (% of net assets)	As of 12-31-23 (% of net assets)
Senior loans	135.5	87.9
Short-term investments and other (less unfunded loan commitments)	(35.5)	12.1

Sector Composition	As of 9-30-24 (% of net assets)	As of 12-31-23 (% of net assets)
Industrials	64.0	48.3
Health care	26.5	12.7
Consumer discretionary	24.9	9.5
Information technology	7.7	3.2
Consumer staples	6.6	4.5
Materials	3.9	6.5
Financials	1.9	3.2
Short-term investments and other (less unfunded loan commitments)	(35.5)	12.1
	100	100

Industry Composition as of 9-30-24 (% of net assets)
Commercial services and supplies	26.0
Trading companies and distributors	23.5
Health care providers and services	23.2
Professional services	7.7
Hotels, restaurants and leisure	7.4
Consumer staples distribution and retail	6.6
Diversified consumer services	6.5
IT services	4.6
Chemicals	3.9
Air freight and logistics	3.9
Specialty retail	3.9
Leisure products	3.5
Health care equipment and supplies	3.3
Software	3.1
Building products	2.9
Capital markets	1.9
Automobile components	1.9
Textiles, apparel and luxury goods	1.7
Short-term investments and other (less unfunded loan commitments)	(35.5)

Percentages include unfunded loan commitments.

As of September 30, 2024 and December 31, 2023, 100% of investments held were based in the United States.

Top 10 Issuers as of 9-30-24 (% of net assets)
Star Logistics & Hospitality Services LLC	4.0
Renovation Systems LLC	4.0
Security Services Acquisition Sub Corp.	4.0
OIS Management Services LLC	4.0
Chemtron Supply LLC	3.9
WeLocalize, Inc.	3.9
American Combustion Industries, Inc.	3.9
Hill Country Dairies, Inc.	3.9
PNB Holdings III LLC	3.9
RPC TopCo, Inc.	3.9
Total	39.4

Cash and cash equivalents are not included.

Percentages include unfunded loan commitments.

Top 10 Issuers as of 12-31-23 (% of net assets)
Pak Quality Foods Acquisition LLC	4.5
BLP Buyer, Inc.	4.4
BCTS Parent LLC	4.1
Beary Landscaping LLC	4.0
OIS Management Services LLC	3.3
PVI Holdings, Inc.	3.3
Paint Intermediate III LLC	3.3
Gannet Fleming, Inc.	3.3
Capital Construction LLC	3.3
Chemtron Supply LLC	3.3
Total	36.8

Cash and cash equivalents are not included.

Percentages include unfunded loan commitments.

Results of Operations

Our operating results for the three and nine months ended September 30, 2024 were as follows:

	For the three months ended	For the nine months ended
	September 30, 2024	September 30, 2024
Increase (decrease) in net assets from operations	$2,621,838	$7,342,623

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Our investment income for the three and nine months ended September 30, 2024 was as follows:

	For the three months ended	For the nine months ended
	September 30, 2024	September 30, 2024
Investment income
From non-controlled/non-affiliated investments: Interest	$3,120,423	$7,482,470
Dividends	105,736	888,917
Other income	42,894	85,499

Total investment income	$3,269,053	$8,456,886

For the three and nine months ended September 30, 2024, total investment income was driven by the Fund’s deployment of capital and invested balance of investments. The size of the Fund’s investment portfolio at fair value was approximately $128.5 million as of September 30, 2024 and, as of such date, all of the Fund’s debt investments were income-producing.

Interest income on the Fund’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Fund expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2024, all of the Fund’s debt investments were performing and current on their interest payments.

Our expenses for the three and nine months ended September 30, 2024 were as follows:

	For the three months ended	For the nine months ended
	September 30, 2024	September 30, 2024
Expenses
Management fee	$359,982	$1,015,120
Accounting and legal services fees	16,659	29,747
Trustee fees	19,324	63,253
Professional fees	(133,744)	470,566
Custody and accounting fees	62,771	169,323
Transfer Agent	2,815	13,367
Printing and postage	—	15,215
Organization cost	—	24,253
Offering cost	6,751	208,618
Interest and credit facility expenses	464,148	940,743
Other expenses	28,967	56,208

Total expenses	827,673	3,006,413
Less expense reductions	68,454	(851,320)

Net expenses	$896,127	$2,155,093

Interest and credit facility expenses include interest expense, amortized deferred financing cost, unused commitment fee and utilization fee related to the JPM Funding Facility. During the three months ended September 30, 2024, legal fees related to establishing the JPM Funding Facility were capitalized and are being amortized over the life of the facility, and therefore, professional fees have been adjusted accordingly.

Other expenses include insurance, valuation, subscriptions and other costs.

Organization and offering costs include expenses incurred in the Fund’s initial formation and the Fund’s offering of Common Shares.

Expense reductions include contractual management fee waivers.

Income Taxes, Including Excise Taxes

The Fund has elected and intends to continue to qualify as a RIC under Subchapter M of the Code. As a RIC, the Fund generally will not have to pay corporate-level U.S. federal income taxes on any income and net capital gain that it distributes to shareholders as dividends. To qualify as a RIC, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, in order to be eligible for pass-through tax treatment as a RIC, the Fund must distribute to the Fund’s shareholders, for each taxable year, at least the sum of 90% of the Fund’s “investment company taxable income,” which is generally net ordinary income plus the excess of realized net short term capital gains over realized net long-term capital losses and 90% of its net exempt interest income, if any, or the “Annual Distribution Requirement.”

For the three and nine months ended September 30, 2024, the Fund did not incur any excise tax.

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

Equity

For the nine months ended September 30, 2024, we held three closings of our continuous Private Offering. As a result, the total Class NAV shares issued, and proceeds received related to such closings were as follows:

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

As of September 30, 2024, the Fund had outstanding borrowings of $15,000,000 at an average interest rate of 7.60%, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three and nine months ended September 30, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $5,197,183 and $4,386,905 and the weighted average interest rate was 7.78% and 7.89%, respectively.

JH Funding Revolving Promissory Note Agreement

On July 17, 2023, we entered into revolving promissory note agreement with JH Funding. The aggregate outstanding borrowings under the agreement with JH Funding for the Fund would not exceed $30 million. There were no upfront fees or commitment fees paid by the Fund in connection with the agreement. As of September 30, 2024 and December 31, 2023, the Fund did not have any borrowings outstanding under the agreement with JH Funding. The agreement terminated upon the effective date of the JPM Funding Facility on March 26, 2024.

For further details, see “Note 5 – Borrowings” under “Item 1. Consolidated Financial Statements (Unaudited)” in the accompanying unaudited consolidated financial statements.

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

As of September 30, 2024 and December 31, 2023, the Fund had the following unfunded commitments outstanding:

	September 30, 2024		December 31, 2023
Unfunded term loan	Principal on delayed draw term loan	Principal on revolver	Principal on delayed draw term loan	Principal on revolver
4M Capital, Ltd.	—	$528,000	—	—
Air Buyer, Inc.	$750,000	340,909	—	—
American Combustion Industries, Inc.	1,005,670	359,168	—	—
Bandon Fitness, Inc.	1,818,352	114,804	$191,049	$45,462
BCTS Parent LLC	824,176	283,587	974,832	283,587
Beary Landscaping LLC	422,535	405,634	422,535	422,535
BLP Buyer, Inc.	—	268,548	290,323	268,548
Capital Construction LLC	243,639	508,039	—	161,862
Chemtron Supply LLC	2,333,630	362,979	725,959	362,979
CPC Lakeshirts Acquisition LLC	—	316,689	258,419	329,357
Diverzify Intermediate LLC	1,371,429	—	—	—
Gannet Fleming, Inc.	—	—	—	297,877
Health Management Associates, Inc.	155,005	105,403	210,806	124,004
Hill Country Dairies, Inc.	1,088,710	689,516	—	—
In Vitro Sciences LLC	7,111	177,778	—	—
Jetson Buyer, Inc.	—	399,290	—	—
Krayden Holdings, Inc.	1,393,071	574,269	517,388	272,309
Leap Service Partners LLC	905,882	382,353	—	—
Library Associates LLC	—	24,139	—	72,418
Lockmasters Security Intermediate, Inc.	878,274	205,895	—	—
M&D Midco, Inc.	352,239	125,337	233,629	225,607
Midwest Eye Services LLC	—	142,385	—	142,385
OIS Management Services LLC	2,053,991	167,626	—	167,626
Paint Intermediate III LLC	—	81,193	—	216,516
Pak Quality Foods Acquisition LLC	537,313	313,433	537,313	268,657
PNB Holdings III LLC	1,227,273	572,727	—	—
Refocus Management Services LLC	747,368	210,526	—	—
Renovation Systems LLC	1,096,996	68,894	—	—
RPC TopCo, Inc.	—	545,455	—	—
Security Services Acquisition Sub Corp.	—	—	1,245,556	—
Star Logistics & Hospitality Services LLC	1,607,143	482,143	—	—
Steward Partners Global Advisory LLC	406,790	311,716	480,043	311,716
SurfacePrep Buyer LLC	547,945	479,452	—	—
The Smilist DSO LLC	280,069	140,351	—	—
VPD Management, Inc.	3,028,571	228,571	—	—
WeLocalize, Inc.	—	224,852	—	—
WWEC Holdings III Corp.	824,818	434,020	—	220,719
XpressMyself.com LLC	—	233,050	—	233,050
Total	$25,908,000	$10,808,731	$6,087,852	$4,427,214

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

The following table summarizes the distributions declared on our common shares for the three and nine months ended September 30, 2024

Date Declared	Record Date	Payment Date	Dividend Per Share
March 27, 2024	March 26, 2024	April 19, 2024	$0.20347
June 27, 2024	June 26, 2024	July 22, 2024	$0.40293
September 27, 2024	September 26, 2024	October 21, 2024	$0.43716

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

As of September 30, 2024 and December 31, 2023, no Common Shares were issued pursuant to the DRP.

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

See “Note 4 – Agreements and transactions with related parties” and “Note 5 – Borrowings” under “Item 1. Consolidated Financial Statements (Unaudited)” in the accompanying unaudited consolidated financial statements.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in conformity with US GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, which includes our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in the notes to our unaudited consolidated financial statements.

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

As of September 30, 2024, approximately $117.8 million (principal amount) of our debt portfolio investments (funded positions) bore interest at variable rates, which are generally SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our September 30, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	Interest income	Interest expense	Net income
Up 300 basis points	$3,534,837	$(450,000)	$3,084,837
Up 200 basis points	$2,356,558	$(300,000)	$2,056,558
Up 100 basis points	$1,178,279	$(150,000)	$1,028,279
Down 100 basis points	$(1,178,279)	$150,000	$(1,028,279)

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Fund’s disclosure controls and procedures as of September 30, 2024 (the end of the period covered by this report), the Fund’s principal executive officer and principal financial officer have concluded that those disclosure controls and procedures were effective as of September 30, 2024 and provided reasonable assurance that the material information required to be disclosed by the Fund on this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A. Risk Factors

Investing in our Common Shares involves a number of significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I Item 1A. Risk Factors” our December 31, 2023 Form 10-K, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in our December 31, 2023 Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. During the three months ended September 30, 2024, there have been no material changes from the risk factors set forth in our December 31, 2023 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Fund offers and sells its Common Shares in a Private Offering under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. During the period covered by this Quarterly Report on Form 10-Q, the Fund did not sell any unregistered securities.

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
10b5-1
trading arrangement.

4
0

ITEM 6. Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust(1)

3.2	Certificate of Amendment to Certificate of Trust(1)

3.3	Amended and Restated Agreement and Declaration of Trust(2)

3.4	Bylaws(1)

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Incorporated by reference to the Fund’s Form 10-12G filed by the Fund on August 4, 2023 (File No. 000-56578).
(2)	Incorporated by reference to Amendment No. 1 to the Fund’s Form 10-12G filed by the Fund on September 19, 2023 (File No. 000-56578).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manulife Private Credit Fund

Date: November 12, 2024	By:	/s/ Ian Roke
Name: Ian Roke
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Heidi Knapp
Name: Heidi Knapp
Title: Chief Financial Officer (Principal Financial Officer)