Form 10-K
period 2024-12-31
Manulife Private Credit Fund
filed 2025-02-27
CIK 1988280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of December 31, 2024, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).
The number of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of February 2
7
, 2025 was 6,076,649

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

On July 17, 2023, Manulife International Limited (Hong Kong) and Manufacturers Life Reinsurance Limited (collectively, the “Sponsors”) invested an aggregate of approximately $41.2 million in the Fund (the “Seed Contribution”). The Sponsors received an aggregate of approximately 2.1 million shares of the Fund at $20.00 per share, which represented all the issued and outstanding Class NAV shares of the Fund on that date. Immediately following the closing of the Seed Contribution (the “Initial Closing”), the Fund entered into a purchase agreement with John Hancock Funding Company, LLC (“JH Funding”) to acquire an initial seed portfolio of assets which consisted of approximately $50 million in total par value of senior loan investments, including both funded loans and unfunded commitments (the “Seed Assets”). Prior to the BDC Election Date, we have conducted our investment activities and operations pursuant to the exclusion from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act.

The Advisor

We are externally managed by the Advisor, Manulife Investment Management Private Markets (US) LLC, a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor is an indirect wholly-owned subsidiary of Manulife, a Canadian- based global financial services group, as discussed below. John Hancock Life Insurance Company (U.S.A.) (“John Hancock”) is also an indirect wholly- owned subsidiary of Manulife. Subject to the overall supervision of the Board of Trustees (the “Board” or “Board of Trustees”), a majority of the members of which are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), and in accordance with the 1940 Act, the Advisor manages the day-to-day operations of and provides investment advisory and management services to the Fund pursuant to the terms of an investment advisory agreement (the “Investment Advisory Agreement”). Under the terms of the Investment Advisory Agreement, the Advisor (i) determines the composition of the Fund’s portfolio, the nature and timing of the changes to the Fund’s portfolio, and the manner of implementing such changes, (ii) identifies, evaluates, and negotiates the structure of the investments it makes (including performing due diligence on its prospective portfolio investments), (iii) closes, monitors and administers the investments it makes, including the exercise of any voting or consent rights, (iv) when and where applicable, restructures investments it makes, and (v) determines the investments and other assets that it purchases, retains or sells.

The Advisor also provides various administrative, accounting and legal services, including treasury, valuation, and portfolio and cash management services, to the Fund pursuant to a services agreement with the Fund (the “Service Agreement”). Also, pursuant to a separate service level agreement between the Advisor and John Hancock Investment Management LLC (“JHIM”) (the “Service Level Agreement”), JHIM is responsible for providing certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. Pursuant to the Service Agreement, the Advisor shall determine, subject to Board approval, the expenses to be reimbursed by the Fund, including an overhead allocation. Under the Service Level Agreement, the Advisor pays JHIM compensation on an at-cost basis. The payments under the Service Agreement and the Service Level Agreement are not intended to provide a profit to the Advisor or JHIM. Instead, the Advisor provides the services under the Service Agreement because it also provides advisory services under the Investment Advisory Agreement.

Manulife’s equity real estate, commercial mortgage loans and bonds, subordinated real estate debt, private placement debt, mezzanine, private equity, leveraged senior loan, oil and gas, timber and farmland investment activities are collectively branded as Manulife Investment Management Private Markets. U.S. equity real estate, commercial mortgage loan, subordinated real estate debt, private placement and public debt, mezzanine, private equity, and leveraged senior loan investment advisory services are principally offered to third parties through the Advisor. The Advisor is an independent investment advisory firm specializing in the management of a variety of types of investment funds. As of December 31, 2024, the Advisor had approximately $51.2 billion in assets under management.

The Advisor is a Delaware limited liability company, located at 197 Clarendon Street, Boston, MA, 02116. The officers and directors of the Advisor are primarily comprised of United States-based employees of John Hancock. The Advisor does not have employees. The Advisor’s officers and directors each serve in a dual capacity as officers and/or board members of the Advisor, as well as officers and/or employees of John Hancock and/or one or more of its affiliates. In addition, employees of John Hancock or its affiliates provide support services to the Advisor under a services agreement with John Hancock (which has a services agreement with one or more affiliated companies). Investment management-decision makers are all officers of the Advisor. The Advisor bears the cost of these intercompany service arrangements.

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

Under normal circumstances, we invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in senior loans. Senior loans include directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities) typically created by a club of lenders. The Advisor generally invests in senior loans of private middle-market U.S. companies. The Advisor considers a private company to be one that does not issue publicly traded securities. In describing this business, generally the term “middle-market” refers to companies with approximately $5 million to $100 million of EBITDA, which the Advisor believes is a useful proxy for cash flow, but the Fund may invest in loans of companies of any size or capitalization. The Fund may also make investments and acquire securities in connection with senior loans, including equity co-investments. Equity co-investments in which the Fund may invest are typically small investments in a direct or indirect parent company of the borrower. Senior loans do not include commercial mortgage loans (including subordinated real estate mezzanine financing). The Fund will only invest in loans and commitments that are determined to be below investment-grade, based on credit quality, as determined by the Advisor, at the time of purchase. The Fund will only invest in loans that are sourced by the U.S.-based personnel of the Advisor or its affiliates including the Senior Loan Finance Group of John Hancock. The Advisor typically expects to employ a buy-and-hold strategy. The Fund may invest in loans either by transacting directly at the initial funding date or acquiring loans in secondary market transactions. The Fund’s commitments in connection with a portion of the loans in which it invests may be unfunded.

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

The Advisor undertakes a comprehensive due diligence process, which includes a credit review and internal loan rating process, as well as review of loan terms and collateral. In assessing investments, the Advisor will assess whether such investments offer attractive risk-adjusted returns and diversified exposures.

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

To seek to enhance our returns, we intend to employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. We intend to use leverage in the form of borrowings, including loans from certain financial institutions, the issuance of debt securities, repurchase agreement transactions, the issuance of collateralized loan obligations (“CLOs”) and other forms of financial indebtedness. Our borrowings may be made directly by us or through one or more wholly owned special purpose financing vehicles holding assets that are used as collateral for such financings. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings, as well as the risks of such borrowings compared to our investment outlook. We may also use leverage in the form of the issuance of preferred shares (“Preferred Shares”), but do not currently intend to do so, or by using reverse repurchase agreements or similar transactions and derivatives, including credit default swaps. Under the provisions of the 1940 Act, we are currently permitted to issue “senior securities,” including Preferred Shares, if any, borrowing money from banks or other financial institutions, only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after each issuance of senior securities. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock).

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

The Advisor’s investment professionals have developed a well-honed investment process, the core elements of which include sourcing transactions from its long-standing relationships with financial sponsors across John Hancock’s Private Equity and Credit (“PE&C”) platform, independent and rigorous due diligence, intensive investment analysis, and active portfolio monitoring. The Senior Loan Investment Committee (the “Investment Committee”) of the Advisor intends to continue utilizing this same investment process in executing senior debt transactions for the Fund.

Sourcing

The Advisor’s financing opportunities are sourced from a variety of different channels, including new private equity sponsor relationships, existing PE&C relationships, lenders and investment banks, and provide the Fund with differentiated investment opportunities.

Investment Evaluation and Risk Management

The Advisor has a disciplined and consistent approach to portfolio construction. The Advisor’s strategic credit focus is to build a diversified portfolio of senior secured loans for the Fund. Such financings typically support acquisitions, recapitalizations, and refinancings of private companies owned by private equity firms. A diversified portfolio of investments helps minimize exposure to any single issuer, industry, geography or common owner (i.e., equity sponsor). Investments are assessed primarily on the sustainability of the borrower’s underlying operating cash flow and fundamental credit attributes with additional consideration provided to the underlying valuation of the borrower.

•

Sustainability of Cash Flow – the Advisor determines the appropriateness of a borrower’s proposed indebtedness depending on the level and forecasted stability of the borrower’s underlying EBITDA and, ultimately, cash flow.

•

Credit Attributes – the Advisor seeks to make investments for the Fund in borrowers with attractive credit attributes, including: meaningful market share, proprietary product or differentiated service offering, identifiable and sustainable competitive advantage, diversified customer, supplier and geographic profiles, relatively stable historical financial performance, and experienced management. The Advisor makes such investments mainly in borrowers that operate in relatively stable industries that are not susceptible to technological obsolescence, consumer fads, or highly cyclical demand unless significant tangible asset coverage or other compelling structural considerations exist. Proposed transactions typically align with multiple desired credit attributes, including diversification, value proposition, operating history, industry dynamics and debt service capacity.

•

Evidence-Based Decision Making – the Advisor takes an evidenced-based approach to risk mitigation as identified credit risks must be addressed with factors that can be verified with supporting information.

•

Valuation – the Advisor considers the potential recovery on a particular investment based on an assessment of the borrower’s enterprise value, private equity sponsorship, potential access to the capital markets, and balance sheet dynamics (i.e., accounts receivable, inventory and PP&E). Volume of M&A activity in a given industry along with consistency of valuation multiples across cycles are additional considerations.

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

The Advisor also seeks to manage risk by limiting investment in companies with the following attributes: significant customer/supplier concentrations; a single product line; immature industries; high level of regulation; start-ups; and high turnarounds.

More specifically, the Advisor seeks to employ the following general guidelines for senior secured loan investments:

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

Post-Investment Performance Monitoring

The originators who assist in the due diligence process also monitor and remain involved after initial investment with the ongoing loan management. The Advisor believes that this dual expertise allows for investments to be monitored by those most knowledgeable about the business and the industry. In addition, the Advisor and the investment personnel closely monitor the portfolio to ensure that each position still represents an attractive investment, including by evaluating financial performance of investments and monitoring management capabilities. In this regard, the Advisor continues to review and evaluate investment fundamentals and performance, current and expected cash flows, credit attributes and other relevant events. At the portfolio level, the investment personnel ensure that the overall risk profile, diversification and positioning is consistent with the Fund’s objectives.

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

The Board may discontinue accepting purchases on a monthly basis at any time. All purchases are subject to the receipt of cleared funds three business days prior to the Purchase Date in the full amount of the purchase. Although the Fund may accept, in its sole discretion, a purchase prior to receipt of cleared funds, an investor may not become a Shareholder until cleared funds have been received. The Fund reserves the right to reject any purchase of Common Shares and the Advisor may, in its sole discretion, suspend the offer of Common Shares at any time.

We offer one class of our Common Shares – the Class NAV shares, $0.01 par value per share. We and the Advisor may apply for exemptive relief from the SEC that, if granted, would permit us to issue multiple classes of shares of our Common Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date in our discretion (the “Multi-Class Exemptive Relief”). We have not yet applied for the Multi-Class Exemptive Relief, and there is no assurance that such relief would be granted.

All shares are sold at the most recently calculated net asset value per share as of the date on which the purchase is accepted. The minimum initial investment in Common Shares offered in the Private Offering is $25,000, after which additional investments must be in increments of $10,000. The Fund may accept investments for a lesser amount under certain circumstances at its sole discretion. The minimum subsequent investment amount does not apply to purchases of Common Shares made under any dividend reinvestment plan. In addition, the Placement Agent (as defined below), which is an affiliate of the Advisor, may elect to accept smaller investments in its discretion.

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

We may also offer Class NAV shares to certain feeder vehicles, which may be sponsored by an affiliate of the Advisor or sponsored by nonaffiliated entities, primarily created to hold our Class NAV shares, which in turn offer interests in themselves to investors. Such feeder vehicles may have additional costs and expenses, which would be disclosed in connection with the offering of their interests.

Prior to an initial public offering (“IPO”) or other listing of the Common Shares on a national securities exchange (an “Exchange Listing”), if any, investors may sell, offer for sale, agree to sell, exchange, transfer, assign, pledge, hypothecate, grant any option to purchase or otherwise dispose of or agree to dispose of, in any case whether directly or indirectly (each, a “Transfer”) their Common Shares provided that the transferee, as applicable, satisfies applicable eligibility and/or suitability requirements and the Transfer is otherwise made in accordance with applicable securities, tax, anti- money laundering and other applicable laws. No Transfer will be effectuated except by registration of the Transfer on the Fund’s books. Each transferee must agree to be bound by all obligations as an investor in the Fund.

Following an IPO or Exchange Listing, if any, investors may be restricted from selling or transferring their Common Shares for a certain period of time by applicable securities laws or contractually by a lock-up agreement with the underwriters of the IPO or otherwise.

Purchase Price and Fees

We intend to sell our Common Shares at an offering price that we believe reflects the NAV per Common Share, as determined in accordance with the Advisor’s valuation policies and procedures. The Board has approved the Advisor’s valuation policies and procedures, is responsible for overseeing its application and has designated the Advisor as the Fund’s valuation designee under Rule 2a-5 under the 1940 Act. In connection with the monthly closings of the Private Offering, the Board has delegated to the Advisor the authority to conduct such closings.

Each issuance of Common Shares will be subject to the limitations of Section 23(b) under the 1940 Act, which generally prohibits the Fund from issuing Common Shares at a price below the then-current NAV of the Common Shares as determined within 48 hours, excluding Sundays and holidays, of such issuance (taking into account any investment valuation adjustments from the latest quarterly valuation date in accordance with the Advisor’s valuation policy), subject to certain exceptions. We reserve the right, in our sole discretion and at any time, to sell Common Shares to investors subscribing after the Initial Closing date of the Private Offering at a price set above the NAV per share based on a variety of factors in order to fairly allocate initial offering, organizational and other expenses to such investors. This is a “best efforts” offering, which means that John Hancock Investment Management Distributors LLC, the Fund’s placement agent for the Private Offering and affiliate of the Advisor (the “Placement Agent”), will use its best efforts to sell shares, but is not obligated to purchase or sell any specific amount of shares in the Private Offering.

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

If the Fund and the Advisor apply for the SEC Multi-Class Exemptive Relief and such relief is granted, the Fund would be permitted to offer multiple classes of shares and impose varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees. Sales loads and other fees imposed on certain classes of shares, if any, may be less than the sales load and other fees for other classes of shares, which may cause returns between classes to differ from one another. We have not yet applied for the Multi-Class Exemptive Relief, and there is no assurance that such relief would be granted.

The Advisor may pay additional compensation, out of its own funds and not as an additional charge to the Fund or investors, to selected brokers, dealers or other financial intermediaries, including affiliated broker dealers, for the purpose of introducing a selling agent to the Fund and/or promoting the recommendation of an investment in the Common Shares. Such payments made by the Advisor may be based on the aggregate purchase price of investors in the Fund as determined by the Advisor. The amount of these payments is determined from time to time by the Advisor and may be substantial.

The purchase of our Common Shares is intended to be a long-term investment. We do not intend, and are not obligated by our Organizational Documents, to list our Common Shares on a national securities exchange. Until such time as the Board may, in its sole discretion, determine to cause the Fund to conduct a “Liquidity Event”, the Fund will remain a privately offered BDC and, in its commercially reasonable judgment, will conduct quarterly repurchases of its Common Shares. A Liquidity Event is defined as including (1) an IPO or other Exchange Listing, or (2) a Sale Transaction. A “Sale Transaction” means (a) the sale of all or substantially all of the Fund’s assets to, or other liquidity event with, another entity or (b) a transaction or series of transactions, including by way of merger, consolidation, recapitalization, reorganization, or sale of stock in each case for consideration of either cash and/or publicly listed securities of the acquirer. A Sale Transaction also may include a sale, merger or other transaction with one or more affiliated investment companies managed by the Advisor or an affiliate thereof. The decision to cause the Fund to conduct a Liquidity Event will take into consideration factors such as prevailing market conditions at the time and the Fund’s portfolio composition. The ability of the Fund to commence and consummate a Liquidity Event is not assured, and will depend on a variety of factors, including the size and composition of the Fund’s portfolio and prevailing market conditions at the time.

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

Payment for repurchased shares may require us to liquidate portfolio holdings earlier than our Advisor would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. The Advisor intends to take measures, subject to policies as may be established by our Board of Trustees, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares.

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

Co-Investment Exemptive Relief

The Fund is subject to certain regulatory restrictions in negotiating certain investments with entities with which it may be restricted from doing so under the 1940 Act, such as the Advisor and its affiliates, unless it obtains an exemptive order from the SEC. The Fund, the Advisor and certain of its affiliates have received a Co-Investment Exemptive Order (the “Co-Investment Exemptive Order”) from the SEC to permit co-investment with other funds managed by the Advisor or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the Co-Investment Exemptive Order, the Fund will be permitted to co-invest with affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching of the Fund or shareholders by any person concerned and (2) the transaction is consistent with the interests of shareholders and is consistent with the Fund’s investment objective and strategies.

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle-market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Advisor and its affiliates.

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

Management Agreements

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, the Advisor is responsible, subject to the supervision of the Board, for formulating a continuing investment program for the Fund. Under the Investment Advisory Agreement, the Fund pays the Advisor fees for investment management services consisting of a management fee (the “Management Fee”), commencing on and after the BDC Election Date, and an incentive fee (the “Incentive Fee”), commencing on and after October 3, 2024.

Under the terms of the Investment Advisory Agreement, the Advisor (i) determines the composition of its portfolio, the nature and timing of the changes to the Fund’s portfolio, and the manner of implementing such changes, (ii) identifies, evaluates, and negotiates the structure of the investments it makes (including performing due diligence on its prospective portfolio investments), (iii) closes, monitors and administers the investments it makes, including the exercise of any voting or consent rights, (iv) when and where applicable, restructures investments it makes, and (v) determines the investments and other assets that it purchases, retains or sells.

Compensation of Advisor

We pay the Advisor a fee for its services under the Investment Advisory Agreement consisting of two components: the Management Fee and the Incentive Fee. The cost of both the Management Fee and the Incentive Fee will ultimately be borne by the shareholders.

The Advisor may agree to temporarily or permanently waive, in whole or in part, the Management Fee and/or the Incentive Fee. From time to time, the Advisor may defer or waive rights to be reimbursed for expenses.

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

For a two-year term, beginning on the BDC Election Date and ending on October 3, 2025, the Advisor has contractually agreed to reduce its Management Fee to an annual rate of 1.00% of the value of the Fund’s monthly net assets (the “Management Fee Waiver”). The Management Fee Waiver is not revocable during its term and amounts waived pursuant to the Management Fee Waiver will not be subject to any right of future recoupment in favor of the Advisor.

Incentive Fee

The Incentive Fee commenced on and after October 3, 2024 and consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our realized capital gains, each as described below. In the case of a liquidation of the Fund, or if the Investment Advisory Agreement is terminated, the Incentive Fee will also become payable as of the effective date of liquidation or termination.

Incentive Fee Based on Income

The first part of the Incentive Fee, referred to as the “Incentive Fee on Income,” is based on “Pre-Incentive Fee Net Investment Income Returns.” Pre-Incentive Fee Net Investment Income Returns means, as the context requires, either the dollar value of, or percentage rate of return on, the value of net investment income, which will include interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the month, minus our operating expenses accrued for the month (including the Management Fee, any fee waiver or expense limitation by the Advisor, expenses payable under the Service Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee on Income and any shareholder servicing and/or distribution fees).

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

(ii) 100% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.715% (6.86% annualized) of the average beginning monthly net assets of the Fund for the applicable quarterly payment period. This portion of Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.715%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Advisor with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.715% in any calendar quarter and

(iii) 12.5% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.715% (6.86% annualized) of the Fund’s average beginning monthly net assets for the applicable quarterly payment period. This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Advisor.

These calculations will be pro-rated for any period of less than three months and adjusted for any share issuances or repurchases during the relevant quarter.

The following is a graphical representative of the Incentive Fee on Income calculation pursuant to the Investment Advisory Agreement:

Pre-Incentive Fee Net Investment Income Returns
(expressed as a percentage of the value of net assets)
0%	1.50% (6.0% annualized)	1.715% (6.86% annualized)
f 0% g	f 100% g	f 12.5% g

Percentage of Pre-Incentive Fee Net Investment Income Returns Allocated to Quarterly Incentive Fee

You should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Advisor with respect to Pre-Incentive Fee Net Investment Income Returns. Because of the structure of the incentive fee, it is possible that we may pay an Incentive Fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive Pre-Incentive Fee Net Investment Income Returns in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.

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

Each year, the fee paid for the Incentive Fee on Capital Gains is net of the aggregate amount of any previously paid Incentive Fee on Capital Gains for all prior periods. The Fund will accrue, but will not pay, an Incentive Fee on Capital Gains with respect to unrealized appreciation because an Incentive Fee on Capital Gains would be owed to the Advisor if the Fund was to sell the relevant investment and realize a capital gain. In no event will the Incentive Fee on Capital Gains payable pursuant to this Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.

Any of the fees payable to the Advisor under the Investment Advisory Agreement for any partial period will be appropriately prorated. The Advisor is under no obligation to repay any Incentive Fees previously paid by the Fund.

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

The Investment Advisory Agreement is terminable without penalty, on 60 days’ prior written notice by the Board, by vote of a majority of the outstanding shares of the Fund, or by the Advisor. The Investment Advisory Agreement also provides that it will terminate automatically in the event of its “assignment” (as defined in the 1940 Act).

The Investment Advisory Agreement provides that, in the absence of willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations to the Fund, the Advisor and any trustee, officer, member or employee thereof, or any of their affiliates, executors, heirs, assigns, successors or other legal representatives, will not be liable to the Fund, for any error of judgment, for any mistake of law or for any act or omission by such person in connection with the performance of services under the Investment Advisory Agreement. The Investment Advisory Agreement also provides for indemnification, to the fullest extent permitted by law, by the Fund of the Advisor, or any Trustee, member, officer or employee thereof, and any of their affiliates, executors, heirs, assigns, successors or other legal representatives, against any liability or expense to which such person may be liable which arises in connection with the performance of services to the Fund, as the case may be, provided that the liability or expense is not incurred by reason of the person’s willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations to the Fund.

Board Approval of the Investment Advisory Agreement

The Board held a meeting on October 18, 2024 to consider and approve the Investment Advisory Agreement and related matters. The Board was provided the information it requires to consider the Investment Advisory Agreement, including, to the extent applicable and available: (a) the nature, quality and extent of the advisory and other services to be provided to the Fund by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other registered closed-end investment companies with similar investment objectives; (c) the Fund’s projected operating expenses and expense ratio compared to registered closed-end investment companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationship with the Fund and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that may execute the Fund’s portfolio transactions and the brokers’ provision of brokerage and research services to the Advisor; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

The Board, including a majority of Independent Trustees, oversees and monitors the investment performance and, beginning with the second anniversary of the effective date of the Investment Advisory Agreement, will annually review the compensation the Fund pays to the Advisor to determine that the provisions of the Investment Advisory Agreement are carried out.

Service Agreement

Pursuant to the Service Agreement, the Advisor is responsible for providing, at the expense of the fund, various administrative, accounting and legal services, including treasury, valuation and portfolio and cash management services, to the Fund. Pursuant to the Service Level Agreement, JHIM is responsible for providing certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. Pursuant to the Service Agreement, the Advisor shall determine, subject to Board approval, the expenses to be reimbursed by the Fund, including an overhead allocation. Under the Service Level Agreement, the Advisor pays JHIM compensation on an at-cost basis. The payments under the Service Agreement and Service Level Agreement are not intended to provide a profit to the Advisor or JHIM. Instead, the Advisor provides the services under the Service Agreement because it also provides advisory services under the Investment Advisory Agreement. The reimbursement shall be calculated and paid monthly in arrears.

The Advisor is not liable for any error of judgment or mistake of law or for any loss suffered by the Fund in connection with the matters to which the Service Agreement relates, except losses resulting from willful misfeasance, bad faith or negligence by the Advisor in the performance of its duties or from reckless disregard by the Advisor of its obligations under the Agreement.

The Service Agreement has an initial term of two years, and continues thereafter so long as such continuance is specifically approved at least annually by a majority of the Board and a majority of the Independent Trustees. The Fund or the Advisor may terminate the Service Agreement at any time without penalty on 60 days’ written notice to the other party. The Service Agreement may be amended by mutual written agreement of the parties, without obtaining shareholder approval. The terms of the Service Level Agreement provide that it will remain in effect as long as and only to the extent that the Service Agreement remains in effect.

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

All personnel of the Advisor, when and to the extent engaged in providing investment advisory services under the Investment Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, shall be provided and paid for by the Advisor or its affiliates and not by the Fund.

The Fund, either directly or through reimbursement to the Advisor under the Service Agreement (as described above), shall bear all other costs and expenses of its operations and transactions not specifically assumed by the Advisor pursuant to the Investment Advisory Agreement.

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

Expense Limitation and Reimbursement Agreement

The Fund has entered into an Expense Limitation and Reimbursement Agreement (the “Expense Limitation Agreement”) with the Advisor which expires on October 3, 2025 (the “Limitation Period”). The Advisor and the Fund may extend the Limitation Period for a period of one year on an annual basis. Pursuant to the Expense Limitation Agreement, the Advisor has agreed that it will pay, absorb or reimburse the Fund’s aggregate monthly Expenses (as defined below) on the Fund’s behalf (which, for the avoidance of doubt, may include any Expenses incurred prior to the effective date of the Investment Advisory Agreement) (each such payment, absorption or reimbursement, a “Required Expense Payment”), to ensure that the Fund’s aggregate monthly Expenses during the Limitation Period do not exceed the annual rate of 0.50% of its monthly net assets (the “Expense Cap”). For any month in which the Fund’s aggregate monthly Expenses exceed the Expense Cap, the Advisor will make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor may also directly pay expenses on behalf of the Fund and waive reimbursement under the Expense Limitation Agreement. For purposes of the Expense Limitation Agreement, “Expenses” means all the expenses of the Fund, excluding (a) advisory and incentive fees; (b) interest expense and other borrowing related costs, fees and expenses, (c) taxes, (d) portfolio brokerage commissions, (e) litigation and indemnification expenses and other extraordinary expenses not incurred in the ordinary course of the business of the Fund, (f) short dividends and (g) cashiering or other investment servicing fees.

Determination of Net Asset Value

The net asset value per share of the Fund’s outstanding Common Shares is determined monthly (or more frequently as needed) by dividing the value of total assets minus liabilities by the total number of Common Shares outstanding at the date as of which the determination is made.

The Fund is required to report its investments for which current market values are not readily available at fair value. The Board has designated the Fund’s Advisor as the valuation designee to perform fair value functions for the Fund in accordance with the Advisor’s valuation policies and procedures. As valuation designee, the Advisor will determine the fair value, in good faith, of securities and other assets held by the Fund for which market quotations are not readily available and, among other things, will assess and manage material risks associated with fair value determinations, select, apply and test fair value methodologies, and oversee and evaluate pricing services and other valuation agents used in valuing the Fund’s investments. The Advisor is subject to Board oversight and reports to the Board information regarding the fair valuation process and related material matters. The Advisor carries out its responsibilities as valuation designee through its Pricing Committee.

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

Securities and other assets for which market quotes are not readily available are valued at fair value as determined in good faith by the Advisor. The Advisor has adopted methods for valuing securities and other assets in circumstances where market quotes are not readily available and has been designated by the Board as the party responsible for applying the valuation methods. In such circumstances, securities may not be priced on the basis of quotes from the primary market in which they are traded, but rather may be priced by another method that the Advisor believes accurately reflects fair value. Fair value pricing may require subjective determinations about the value of a security. Portfolio securities also may be fair valued by the Advisor’s Pricing Committee in certain instances pursuant to procedures established by the Advisor and adopted by the Board.

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

We do not believe that being an emerging growth company will have a significant impact on our business or the Private Offering. As stated above, we have elected to opt-in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by the Advisor and we do not directly compensate our executive officers, or reimburse the Advisor or its affiliates for the salaries, bonuses, benefits and severance payments for persons who also serve as one of our executive officers or as an executive officer of the Advisor, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.

Employees

We do not currently have any employees and do not expect to have any employees. Each of our executive officers described under “Item 10. Directors, Executive Officers and Corporate Governance” is a principal, officer or employee of the Advisor or its affiliates, which manages and oversees our investment operations. In the future, the Advisor may directly retain personnel based upon its needs.

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

On March 26, 2024, Manulife Private Credit Fund SPV, LLC, a wholly owned consolidated subsidiary of the Fund, entered into a Loan and Security Agreement (the JPM Funding Facility), as borrower (the Borrower), with the Fund, as the parent and portfolio manager, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of up to $150 million with a reinvestment period ending March 26, 2027 and an initial final maturity date of March 26, 2029. The JPM Funding Facility also provides for a feature that allows the Borrower, subject to certain conditions, to increase the overall size of the JPM Funding Facility to a maximum of $500 million. On November 26, 2024, Manulife Private Credit Fund SPV, LLC entered into a First Amendment to the JPM Funding Facility, which provides for a decrease in the interest rate on borrowings under the JPM Funding Facility, an increase in the commitment fee on the undrawn balance and removal of the administration agency fee, extends the maturity of the JPM Funding Facility to November 26, 2029 and resets the investment period and call protection. For further details, see “Note 5 – Borrowings” under “Item 8. Consolidated Financial Statements and Supplementary Data” in the accompanying consolidated financial statements.

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

Code of Ethics

Each of the Fund and the Advisor has adopted a code of ethics under Rule 17j-1 of the 1940 Act (collectively the “Ethics Codes”). Rule 17j-1 and the Ethics Codes are designed to prevent unlawful practices in connection with the purchase or sale of securities by covered personnel (“Access Persons”). The Ethics Codes apply to the Fund and permit Access Persons to, subject to certain restrictions, invest in securities, including securities that may be purchased or held by the Fund. Under the Ethics Codes, Access Persons may engage in personal securities transactions, but are required to report their personal securities transactions for monitoring purposes. In addition, certain Access Persons are required to obtain approval before investing in initial public offerings, private placements or certain other securities. The Ethics Codes can be reviewed and copied at the SEC’s Public Reference Room in Washington, D.C. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-202-551-8090. The Codes are available on the EDGAR database on the SEC’s website at www.sec.gov, and also may be obtained, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549-0102.

Affiliated Transactions

We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of a majority of our Independent Trustees. We have received the Co-Investment Exemptive Order from the SEC, which permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor, with our co-investment affiliates. Under the terms of the Co-Investment Exemptive Order, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our Independent Trustees must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our shareholders and do not involve overreaching of us or our shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of our shareholders and is consistent with our investment objectives and strategy and any criteria established by our Board of Trustees.

Proxy Voting Policies and Procedures

On occasion, the Fund may receive notices or proposals from portfolio companies seeking the consent of or voting by holders (“proxies”). The Fund has delegated any voting of proxies in respect of security portfolio holdings to the Advisor to vote the proxies in accordance with the Advisor’s proxy voting guidelines and procedures. In general, the Advisor believes that voting proxies in accordance with the policies described below will be in the best interests of the Fund.

It is the Advisor’s policy that when the Advisor is given authority to vote proxies for any client account, the Advisor must have full discretion and authority to vote all proxies for that account. The Advisor does not accept partial voting authority nor does the Advisor accept instructions from others on how to vote on specific issues.

It is the Advisor’s policy to vote all proxies received on behalf of the Fund except in unusual circumstances. The Advisor may abstain from voting a proxy if the Advisor concludes that the effect on the Fund’s economic interests or the value of the portfolio holding is insignificant. The Advisor also may abstain from voting a proxy for cost reasons (e.g., costs associated with voting proxies of non-U.S. securities). In accordance with any applicable fiduciary duties, the Advisor would weigh the costs and benefits of voting proxy proposals relating to non-U.S. securities and make an informed decision with respect to whether voting a given proxy proposal is prudent. The Advisor’s decision would consider the expected effect that such vote, either by itself or together with other votes, would have on the value of the Fund’s investment and whether this expected effect would outweigh the cost of voting.

The Advisor recognizes that the potential for conflicts of interest could arise in situations where Advisor officers or related persons have material business relationships or material personal/family relationships with the subject company (or with a potential acquiring or target company in the case of a takeover proxy vote). To address these potential conflicts, the Advisor has proxy voting procedures reasonably designed to identify potential conflicts and a Proxy Voting Committee to address them. If a potential for conflict is identified, it is brought to the attention of the Proxy Voting Committee which uses reasonable efforts to determine what the conflict is by screening proxies against lists of companies with whom the Advisor may have a material business relationship and/or reviewing any material business relationships or material personal/family relationships of personnel involved in the proxy vote. The Proxy Voting Committee will decide how to vote the proxy in the best interests of the Fund and document their rationale.

You may obtain information about how the Fund voted the proxies for the Fund by making a written request for proxy voting information to: Advisor Compliance Office Manulife Investment Management Private Markets (US) LLC, 197 Clarendon Street, Boston, MA 02116 or by calling us at (617) 572-0693.

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

The Sarbanes-Oxley Act requires us to review our then-current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We continue to monitor our compliance with all regulations that are adopted under the Sarbanes- Oxley Act and will take actions necessary to ensure that we comply with that act.

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

Exemption from Commodity Pool Operator Registration for the Advisor

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related CFTC regulations. The Advisor most recently claimed an exemption from registration as a “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us on July 19, 2023 (the “Exemption”) and, therefore, the Advisor is not subject to CFTC registration under the CEA as a commodity pool operator with respect to its management of us. The Advisor intends to affirm the Exemption on an annual basis.

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

If a shareholder realizes a loss on disposition of the Fund’s shares of $2 million or more in any single taxable year (or $4 million or more in any combination of taxable years in which the transaction is entered into and the five succeeding taxable years) for an individual shareholder, corporation or Trust or $10 million or more in any single taxable year (or $20 million or more in any combination of taxable years in which the transaction is entered into and the five succeeding taxable years) for a corporate shareholder, the shareholder must file with the IRS a disclosure statement on Form 8886. Direct shareholders of portfolio securities are in many cases excepted from this reporting requirement, but under current guidance, shareholders of a RIC are not excepted. Future guidance may extend the current exception from this reporting requirement to shareholders of most or all RICs. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. Shareholders should consult their tax advisors to determine the applicability of these regulations in light of their individual circumstances.

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

Taxation of Non-U.S. Shareholders

Whether an investment in the shares is appropriate for a non-U.S. shareholder will depend upon that person’s particular circumstances. An investment in the shares by a non-U.S. shareholder may have adverse tax consequences. Non-U.S. shareholders should consult their tax advisors before investing in the Fund’s shares.

Distributions of the Fund’s “investment company taxable income” to non-U.S. shareholders (including interest income and realized net short-term capital gains in excess of realized long-term capital losses, which generally would be free of withholding if paid to non-U.S. shareholders directly) will be subject to withholding of federal tax at a 30% rate (or lower rate provided by an applicable treaty) to the extent of the Fund’s current and accumulated earnings and profits unless an applicable exception applies. If the distributions are effectively connected with a U.S. trade or business of the Non-U.S. shareholder, the Fund will not be required to withhold federal tax if the Non-U.S. shareholder complies with applicable certification and disclosure requirements, although the distributions will be subject to U.S. federal income tax at the rates applicable to U.S. persons. (Special certification requirements apply to a Non-U.S. shareholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.)

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

•

Our ability to achieve our investment objectives depends on the Advisor’s ability to manage and support our investment process and if the Investment Advisory Agreement were to be terminated, or if the Advisor loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

•

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

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

•	Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.

•	A lack of liquidity in certain of our investments may adversely affect our business.

•	There may be conflicts of interest related to obligations the Advisor has to other clients.

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

The Fund is a diversified, closed-end management investment company that has elected to be regulated as a BDC with a limited operating history. As a result, prospective investors have no significant track record or history on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objectives and the value of a shareholder’s investment could decline substantially or become worthless. While we believe that the past professional experiences of the Advisor’s investment team, including investment and financial experience of the Advisor’s senior management, will increase the likelihood that the Advisor will be able to manage the Fund successfully, there can be no assurance that this will be the case.

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

Our ability to achieve our investment objectives depends on the Advisor’s ability to manage and support our investment process and if the Investment Advisory Agreement were to be terminated, or if the Advisor loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

The Fund’s success depends upon the diligence, skill and network of business contacts of the Advisor’s investment professionals. They will evaluate, negotiate, structure, close and monitor the Fund’s investments in accordance with the terms of the Investment Advisory Agreement. There can be no assurance that the Advisor’s personnel will continue to be associated with the Advisor throughout the life of the Fund. Advisor personnel, and any investment professionals that the Advisor may subsequently retain, will identify, evaluate, negotiate, structure, close, monitor and manage the Fund’s investments. The Fund’s future success will depend to a significant extent on the continued service and coordination of Advisor personnel. If the Advisor does not maintain its existing relationships with sources of investment opportunities and does not develop new relationships with other sources of investment opportunities, the Advisor may not be able to grow the Fund’s investment portfolio. In addition, individuals with whom Advisor personnel have relationships are not obligated to provide the Fund with investment opportunities. Therefore, the Fund and the Advisor can offer no assurance that such relationships will generate investment opportunities for the Fund.

The Fund’s ability to achieve its investment objective will also depend on the Advisor’s ability to manage the Fund and to grow its investments and earnings. This will depend, in turn, on the Advisor’s ability to identify, invest in and monitor portfolio companies that meet the Fund’s investment criteria. The achievement of the Fund’s investment objective will depend upon the Advisor’s execution of the Fund’s investment process, its ability to provide competent, attentive and efficient services, and, to a lesser extent, the Fund’s access to financing on acceptable terms. The Advisor’s team of investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. The personnel of the Advisor may be called upon to provide managerial assistance to portfolio companies. These activities may distract them from servicing new investment opportunities for the Fund, or slow the Fund’s rate of investment. Any failure to manage the Fund’s business and future growth effectively could have a material adverse effect on business, financial condition, results of operations and cash flows.

Generally, the Advisor has the right, under the Investment Advisory Agreement, to resign at any time upon not less than 60 days’ written notice, regardless of whether the Fund has found a replacement. If the Advisor resigns, the Fund may not be able to find a new investment advisor or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 or 120 days, as applicable, or at all. If the Fund is unable to do so quickly, operations are likely to experience a disruption, and the Fund’s financial condition, business and results of operations as well as its ability to pay distributions are likely to be adversely affected, and the value of its Shares may decline.

Any failure by the Advisor to manage and support our investment process may hinder the achievement of our investment objectives.

The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. The Advisor’s track record and achievements are not necessarily indicative of the future results it will achieve as investment advisor to the Fund. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which the Advisor has been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies, including any other business development companies.

Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Advisor to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.

The Advisor depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Advisor or its broader organization fail to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Advisor or its broader organizations have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.

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

Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value as determined pursuant to policies adopted by the Advisor and subject to the oversight of our Board. Investments are valued (at least) at the end of each calendar month. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments will not be publicly traded or actively traded on a secondary market. Such investments that are not publicly traded or whose market prices are not readily available are valued at fair value, in good faith, by the Advisor in accordance with the Advisor’s valuation policies and procedures.

Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because fair values, and particularly fair values of private securities and private companies, are inherently uncertain, they may fluctuate over short periods of time and are often based to a large extent on estimates, comparisons and qualitative evaluations of private information. The Advisor’s determinations of fair value may differ materially from the values that would have been determined if a ready market for these securities existed. This could make it more difficult for shareholders to value accurately the Fund’s portfolio investments and could lead to undervaluation or overvaluation of the Fund’s interests. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility.

Net asset value as of a particular date may be materially greater than or less than the value that would be realized if assets were to be liquidated as of such date. For example, if the Fund were required to sell a certain asset or all or a substantial portion of its assets on a particular date, the actual price that the Fund would realize upon the disposition of such asset, or assets could be materially less than the value of such asset or assets as reflected in the Fund’s net asset value. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in net asset value.

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

We may fund our cash distributions to holders of Common Shares from any sources of funds available to us, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of preferred and common equity investments in portfolio companies and fee and expense reimbursement waivers from the Advisor, if any. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described in this report. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC may limit our ability to pay distributions. All distributions are and will be paid at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Trustees may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders in the future. In the event that we encounter delays in locating suitable investment opportunities, we may pay all or a substantial portion of our distributions from the proceeds of our continuous offering of Common Shares or from borrowings or sources other than cash flow from operations in anticipation of future cash flow, which may constitute a return of your capital. To the extent we make distributions to holders of Common Shares that include a return of capital, such portion of the distribution would constitute a return of your investment, rather than a return of earnings or gains derived from our investment activities, that would reduce your tax basis in our shares, which may result in increased tax liability to shareholders when they sell such shares.

We have not established any limit on the amount of funds we may use from available sources, such as borrowings, if any, or proceeds from the Private Offering, to fund distributions (which may reduce the amount of capital we ultimately invest in assets).

Any distributions made from sources other than cash flow from operations or relying on fee or expense reimbursement waivers, if any, from the Advisor are not based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or the Advisor continues to make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the level of participation in our dividend reinvestment plan, how quickly we invest the proceeds from this and any future offering and the performance of our investments. Shareholders should also understand that our future repayments to the Advisor will reduce the distributions that they would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain these distributions, or be able to pay distributions at all. The Advisor has no obligation to waive fees or receipt of expense reimbursements, if any.

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

The price at which we may repurchase Common Shares pursuant to our share repurchase program will be determined in accordance with the Advisor’s valuation policy and, as a result, there may be uncertainty as to the value of our Common Shares.

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

The participation of the Advisor’s investment professionals in our valuation process could result in a conflict of interest as the Advisor’s management fee is based, in part, on our net assets and our incentive fees will be based, in part, on unrealized losses.

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

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined pursuant to policies adopted by the Advisor and subject to the oversight of our Board of Trustees. Decreases in the market value or fair value of our investments relative to amortized cost will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.

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

Changes in the state and U.S. federal laws applicable to the Fund, including changes to state and U.S. federal tax laws, or applicable to the Advisor and other securities in which the Fund may invest, may negatively affect the Fund’s returns. The Fund may need to modify its investment strategy in the future in order to satisfy new regulatory requirements or to compete in a changed business environment.

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

The rights the Fund may have with respect to the collateral securing the debt investments it makes with senior debt outstanding may also be limited pursuant to the terms of one or more inter-creditor agreements that the Fund enters into with the holders of senior debt. Under such an inter- creditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. The Fund may not have the ability to control or direct such actions, even if its rights are adversely affected.

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

Interest Rate Risk. Fixed-income securities are affected by changes in interest rates. When interest rates decline, the market value of the fixed- income securities generally can be expected to rise. Conversely, when interest rates rise, the market value of fixed-income securities generally can be expected to decline. The longer the duration or maturity of a fixed-income security, the more susceptible it is to interest rates risk. Similarly, a fund with a longer average portfolio duration will be more sensitive to changes in interest rates than a fund with a shorter average portfolio duration. Duration is a measure used to determine the sensitivity of a security’s price to changes in interest rates that incorporates a security’s yield, coupon, final maturity, and call features, among other characteristics. All other things remaining equal, for each one percentage point increase in interest rates, the value of a portfolio of fixed-income investments would generally be expected to decline by one percent for every year of the portfolio’s average duration above zero. For example, the price of a bond fund with an average duration of eight years would be expected to fall approximately 8% if interest rates rose by one percentage point. The maturity of a security, another commonly used measure of price sensitivity, measures only the time until final payment is due, whereas duration takes into account the pattern of all payments of interest and principal on a security over time, including how these payments are affected by prepayments and by changes in interest rates, as well as the time until an interest rate is reset (in the case of variable-rate securities). Recent and potential future changes in government monetary policy may affect the level of interest rates.

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

Valuation Risk. The Board has designated the Advisor as the valuation designee to perform fair value functions for the Fund in accordance with the Advisor’s valuation policies and procedures. In accordance with these policies and procedures, the Advisor values the Fund’s investments at fair value as determined in good faith when market quotations are not readily available or are deemed to be unreliable. As a result, there can be no assurance that fair value pricing will reflect actual market value, and it is possible that the fair value determined for a security or other asset will be materially different from quoted or published prices, from the prices used by others for the same security or other asset and/or from the value that actually could be or is realized upon the sale of that security or other asset. The Advisor, as valuation designee, is subject to Board oversight and reports to the Board information regarding the fair valuation process and related material matters.

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

•

generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, Trustees and members of the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and

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

Risks Related to the Advisor and Its Affiliates; Conflicts of Interest

Conflicts Related to Obligations the Advisor Has to Other Clients. Certain Advisor personnel serve, or may serve, as officers, trustees, members, or principals of entities that operate in the same or a related line of business as the Fund does, or of investment funds, accounts, or investment vehicles managed by the Advisor or affiliates of the Advisor. Similarly, the Advisor may have other clients with similar, different or competing investment objectives. In serving in these multiple capacities, the Advisor and certain personnel may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of the Fund or its shareholders. The Advisor intends to allocate any investment opportunities in a fair and equitable manner; however, there is no assurance that that the Fund will be able to participate in all investment opportunities or that investment opportunities will be allocated in a fair and equitable manner.

The Advisor’s officers and board members each serve in a dual capacity as officers and/or board members of the Advisor as well as officers and/or employees of John Hancock and/or one or more of its affiliates. These persons are shared with and provide services to the Advisor under a services agreement with John Hancock (which has a services agreement with one or more affiliated companies), but typically spend the majority of their time on activities for John Hancock or its affiliates. These persons are subject to the control of John Hancock or its affiliates and might take actions that are different from the actions that individuals who are not employed by John Hancock or its affiliates would take. The principal activity of certain of these persons is in each case providing investment advice or investment management-related services to affiliated or non-affiliated entities. These supervised persons receive a base salary and performance-based bonus which is based on a number of factors, including the performance of certain accounts of John Hancock that are independent of the investments made by the Advisor on behalf of its clients, which could present a conflict of interest. For example, certain officers of the Advisor, acting in their capacity as John Hancock employees, might review investments for John Hancock of the type in which the Advisor’s clients do not invest. If that asset class were performing better than asset classes in which the Advisor’s clients do invest, the compensation of such supervised persons from that asset class would be higher and thus would incentivize such supervised persons to allocate more of their time and attention to that asset class. Additionally, potential material conflicts also include those relating to the allocation of investment opportunities as well as general preferential treatment for a proprietary account because of the portfolio manager or relevant investment staff’s economic and employment relationship with John Hancock and its affiliated insurance companies. Furthermore, affiliates of the Advisor may sponsor feeder vehicles that could invest in the Fund as shareholders. Such sponsors of feeder vehicles may charge their investors additional fees, including performance based fees. The Advisor may have incentives to refer potential investors to these feeder vehicles. These conflicts are mitigated by: each such supervised person’s responsibility to render services in the client’s best interest pursuant to the investment management or other agreement and the Advisor’s code of ethics and the Advisor’s Conflict of Interest and Investment Allocation Oversight Committee.

Possession of Material Non-Public Information, Limiting the Advisor’s Investment Discretion. Advisor personnel, including members of the Investment Committee, may serve as trustees of, or in a similar capacity with, portfolio companies in which the Fund invests, the securities of which are purchased or sold on the Fund’s behalf. In the event that material non-public information is obtained with respect to such companies, or the Fund becomes subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, the Fund could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have an adverse effect on the Fund.

Management Fees. Even in the event the value of an investor’s investment declines, the Management Fee will still be payable to the Advisor. The Management Fee is calculated as a percentage of the value of the Fund’s net assets. In addition, the Management Fee is payable regardless of whether the value of the Fund’s net assets has decreased. Because the Management Fee is calculated on net assets, including uninvested cash, the Advisor may continue to collect a Management Fee even if the Fund fails to identify and make investments.

Effect of the Advisor’s Incentive Fee. The Fund will allocate the Incentive Fee to the Advisor based on returns to the shareholders. The Incentive Fee is asymmetric — it grants the Advisor a priority allocation of gains without requiring the Advisor to accept a corresponding (or any) priority allocation of losses. Accordingly, the Incentive Fee may create an incentive for the Advisor to make investments that are risky or more speculative than would be the case in the absence of such arrangement. The way in which the Incentive Fee payable to the Advisor is determined may encourage it to use leverage to increase the return on the Fund’s investments. In addition, the fact that the Management Fee is payable based upon the Fund’s net assets (i.e., the total assets of the Fund (including any assets attributable to any Preferred Shares that may be issued or to indebtedness), minus the Fund’s liabilities determined on a consolidated basis in accordance with GAAP), which would include any borrowings for investment purposes, may encourage the Advisor to use leverage to make additional investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor shareholders. Such a practice could result in the Fund’s investing in more speculative securities than would otherwise be in its best interests, which could result in higher investment losses, particularly during cyclical economic downturns.

Limitation on Liability of the Advisor. The Investment Advisory Agreement provides that the Advisor, its officers, members and personnel, and any person controlling or controlled by the Advisor will not be liable to the Fund or its shareholders for acts or omissions performed in accordance with and pursuant to the Investment Advisory Agreement, except those resulting from acts constituting gross negligence, willful misconduct, bad faith or reckless disregard of the duties that Advisor owes to the Fund under the Investment Advisory Agreement. In addition, as part of the Investment Advisory Agreement, the Fund has agreed to indemnify the Advisor and each of its officers, trustees, members, managers and employees from and against any claims or liabilities, including reasonable legal fees and other expenses reasonably incurred, arising out of or in connection with business and operations or any action taken or omitted on the Fund’s behalf pursuant to authority granted by the Investment Advisory Agreement, except where attributable to gross negligence, willful misconduct, bad faith or reckless disregard of such person’s duties under the Investment Advisory Agreement. These protections may lead the Advisor to act in a riskier manner when acting on the Fund’s behalf than it would when acting for its own account.

We may be obligated to pay the Advisor incentive compensation on income that we have not received.

Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received. For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash. Under such circumstances, we may have difficulty meeting the annual distribution requirement necessary to qualify for and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate- level income tax.

We may be obligated to pay the Advisor incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.

Our Investment Advisory Agreement entitles the Advisor to receive a portion of our Pre-Incentive Fee Net Investment Income Returns regardless of any capital losses. In such case, we may be required to pay the Advisor incentive compensation for a calendar quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any incentive fees on Pre-Incentive Fee Net Investment Income Returns may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Advisor is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.

Our shares may be purchased by the Advisor or its affiliates.

The Advisor and its affiliates expect to purchase our shares. The Advisor and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Advisor and its affiliates could create certain risks, including, but not limited to, that the Advisor and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our share.

The compensation we pay to the Advisor will be determined without independent assessment on our behalf, and these terms may be less advantageous to us than if such terms had been the subject of arm’s-length negotiations.

The Investment Advisory Agreement will not be entered into on an arm’s-length basis with an unaffiliated third party. As a result, the form and amount of compensation we pay the Advisor may be less favorable to us than they might have been had an investment advisory agreement been entered into through arm’s-length transactions with an unaffiliated third party.

The Placement Agent’s influence on the Private Offering gives it the ability to increase the fees payable to the Advisor.

The Advisor is paid a base management fee calculated as a percentage of our net assets and unrelated to net income or any other performance base or measure. The Placement Agent, which is an affiliate of the Advisor, will be incentivized to raise more proceeds in the Private Offering to increase our net assets, even if it would be difficult for us to efficiently deploy additional capital, which in turn would increase the base management fee payable to the Advisor.

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

The use of borrowings, also known as leverage, increases the volatility of investments by magnifying the potential for loss on invested equity capital. The use of leverage involves increased risk, including increased variability of the Fund’s net income, distributions and NAV in relation to market changes. If the value of our assets decreases, leveraging would cause NAV to decline more sharply than it otherwise would have had we not leveraged. Similarly, any decrease in our income would cause net income to decline more sharply than it would have had we not use leverage. Such a decline could negatively affect our ability to make distributions on our Common Shares. In addition, our shareholders will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the management or incentive fees payable to the Advisor. The Fund’s leverage strategy may not work as planned or achieve its goal.

We expect to use leverage to finance our investments. The amount of leverage that we employ will depend on the Advisor’s and our Board of Trustees’ assessment of market and other factors at the time of any proposed borrowing. There can be no assurance that leveraged financing will be available to us on favorable terms or at all. However, to the extent that we use leverage to finance our assets, our financing costs will reduce cash available for distributions to shareholders. Moreover, we may not be able to meet our financing obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to liquidation or sale to satisfy the obligations. In such an event, we may be forced to sell assets at significantly depressed prices due to market conditions or otherwise, which may result in losses.

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

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Advisor with respect to Pre-Incentive Fee Net Investment Income Returns.

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

The manager for a CLO that we create may be the Fund, the Advisor or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Advisor or an affiliate other than the Fund serves as manager and the Fund is obligated to compensate the Advisor or the affiliate for such services, we, the Advisor or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Advisor or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Fund (and indirectly its shareholders) or any affiliate.

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

•

An election to defer PIK interest payments by adding them to principal increases the Fund’s gross assets and, thus, increases future base management fees to the Advisor and, because interest payments will then be payable on a larger principal amount, the PIK election also increases the Advisor’s future income incentive fees at a compounding rate.

•	Market prices of OID instruments are more volatile because they are affected to a greater extent by interest rate changes than instruments that pay interest periodically in cash.

•	The deferral of interest on a PIK loan increases its loan-to-value ratio, which is a measure of the riskiness of a loan.

•	OID creates the risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.

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

Unrealized Depreciation on the Fund’s Loan Portfolio May Be an Indication of Future Realized Losses and Reduction in Income Available for Distribution. As a registered closed-end management investment company, the Fund is required to carry investments at market value or, if no market value is ascertainable, at the fair value as determined in good faith by the Advisor, as valuation designee. Decreases in the market values or fair values of the Fund’s investments are recorded as unrealized depreciation. Any unrealized losses in the Fund’s portfolio could be an indication of an issuer’s inability to meet its repayment obligations with respect to the affected investments. This could result in realized losses in the future and ultimately in reductions of income available for distribution or to make payments on other obligations in future periods.

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

We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy all investments successfully. In addition, privately negotiated investments in loans and illiquid securities of private companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our shares. Additionally, our Advisor will select our investments subsequent to the Private Offering, and our shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.

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

There is currently no public market for the Fund’s shares, and a market for the Fund’s shares will never develop. The Fund’s shares are not registered under the Securities Act, or any state securities law and is restricted as to transfer by law and the terms of the charter. Shareholders generally may not sell, assign or transfer shares without prior written consent of the Advisor, which the Advisor may grant or withhold in its sole discretion. Except in limited circumstances for legal or regulatory purposes, shareholders are not entitled to redeem their shares. Shareholders must be prepared to bear the economic risk of an investment in the Fund’s shares for an indefinite period of time.

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

The NAV and liquidity, if any, of the market for our shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	changes in accounting guidelines governing valuation of our investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors;

•	departure of either of our advisor or certain of its respective key personnel;

•	general economic trends and other external factors; and

•	loss of a major funding source.

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

General Risk Factors

Economic and Market Events Risk. Events in certain sectors historically have resulted, and may in the future result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. These events have included, but are not limited to: bankruptcies, corporate restructurings, and other similar events; bank failures; governmental efforts to limit short selling and high frequency trading; measures to address U.S. federal and state budget deficits; social, political and economic instability in Europe; economic stimulus by the Japanese central bank; dramatic changes in energy prices and currency exchange rates; and China’s economic slowdown. Interconnected global economies and financial markets increase the possibility that conditions in one country or region might adversely impact issuers in a different country or region. Both domestic and foreign equity markets have experienced increased volatility and turmoil, with issuers that have exposure to the real estate, mortgage, and credit markets particularly affected. Financial institutions could suffer losses as interest rates rise or economic conditions deteriorate.

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

In response to certain economic conditions, including periods of high inflation, governmental authorities and regulators may respond with significant fiscal and monetary policy changes such as raising interest rates. The Fund may be subject to heightened interest rate risk when the Fed raises interest rates. Recent and potential future changes in government monetary policy may affect interest rates. It is difficult to accurately predict the timing, frequency or magnitude of potential interest rate increases or decreases by the Fed, and the evaluation of macro-economic and other conditions could cause a change in approach in the future. If the Fed and other central banks increase the federal funds rate and equivalent rates, such increases generally will cause market interest rates to rise and could cause the value of a fund’s investments, and the fund’s NAV, to decline, potentially suddenly and significantly. As a result, a fund may experience higher levels of repurchase requests and, accordingly, increased portfolio turnover, which could increase the costs that the fund incurs and may negatively impact the fund’s performance.

In certain market conditions, governmental authorities and regulators may considerably lower interest rates, which, in some cases, could result in negative interest rates. These actions, including their reversal or potential ineffectiveness, could further increase volatility in securities and other financial markets and reduce market liquidity. To the extent the Fund has a bank deposit or holds a debt instrument with a negative interest rate to maturity, the Fund would generate a negative return on that investment. Similarly, negative rates on investments by money market funds and similar cash management products could lead to losses on investments, including on investments of the Fund’s uninvested cash.

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

Uncertainties surrounding the sovereign debt of a number of European Union (“EU”) countries and the viability of the EU have disrupted and may in the future disrupt markets in the United States and around the world. If one or more countries leave the EU or the EU dissolves, the global securities markets likely will be significantly disrupted. On January 31, 2020, the United Kingdom (“UK”) left the EU, commonly referred to as “Brexit,” the UK ceased to be a member of the EU and the UK and EU entered into a Trade and Cooperation Agreement. While the full impact of Brexit is unknown, Brexit has already resulted in volatility in European and global markets. There remains significant market uncertainty regarding Brexit’s ramifications, and the range and potential implications of possible political, regulatory, economic, and market outcomes are difficult to predict. It is also possible that various countries within the UK, such as Scotland or Northern Ireland, could seek to separate and remain a part of the EU. Other secessionist movements, including countries seeking to abandon the Euro or withdraw from the EU, may cause volatility and uncertainty within the EU.

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

Changes in U.S. Law. Changes in the state and U.S. federal laws applicable to the Fund, including changes to state and U.S. federal tax laws, or applicable to the Advisor and other securities or instruments in which the Fund may invest, may negatively affect the Fund’s returns to shareholders. The Fund may need to modify its investment strategy in the future in order to satisfy new regulatory requirements or to compete in a changed business environment.

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

Legal, technological, political and scientific developments regarding climate change may create new opportunities or risks for issuers in which the fund invests. These developments may create demand for new products or services, including, but not limited to, increased demand for goods that result in lower emissions, increased demand for generation and transmission of energy from alternative energy sources and increased competition to develop innovative new products and technologies. These developments may also decrease demand for existing products or services, including, but not limited to, decreased demand for goods that produce significant greenhouse gas emissions and decreased demand for services related to carbon based energy sources, such as drilling services or equipment maintenance services. The failure in cybersecurity systems, as well as the occurrence of events unanticipated in the Fund’s or the Advisor’s or its affiliates’ disaster recovery systems and management continuity planning could impair their ability to conduct business effectively.

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

A cybersecurity breach could result in the loss or theft of customer data or funds, loss or theft of proprietary information or corporate data, physical damage to a computer or network system, or costs associated with system repairs. Such incidents could cause the Fund, the Advisor, a manager, or other service providers to incur regulatory penalties, reputational damage, additional compliance costs, or financial loss. In addition, such incidents could affect issuers in which the Fund invests, and thereby cause the fund’s investments to lose value.

Cyber-events have the potential to materially affect the Fund and the Advisor’s relationships with accounts, shareholders, clients, customers, employees, products, and service providers. The Fund has established risk management systems reasonably designed to seek to reduce the risks associated with cyber-events. There is no guarantee that the Fund will be able to prevent or mitigate the impact of any or all cyber-events.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity
Risk Management and Strategy
As an integral part of our commitment to safeguarding sensitive information and ensuring the integrity of our operations, the Fund utilizes the expertise and diligence of the Advisor and its parent company, Manulife (together, the “Organization”) in upholding robust cybersecurity measures. The Organization maintains a robust and evolving enterprise-wide cybersecurity risk management program (the “Program”) that is designed to assess, identify, manage, mitigate and respond to cybersecurity threats and keep pace with technological innovations, while also meeting applicable legal and regulatory requirements. Through the implementation of the Program, we strive to protect critical information assets (e.g., data, systems, infrastructure) and safeguard the Fund from new and emerging threats.
The Program incorporates legal and regulatory requirements, aligns to industry best practices and requires the safeguarding and protection of information in relation to established information classifications. In this regard, the controls of the Program are based on the International Organization Standardization 27001/27002 Information Security Management System Requirements (“ISO 27001”). The Organization does not currently engage a third party to wholly review its information security infrastructure. However, as part of the Program, the Advisor has network-level penetration testing conducted annually by a third-party, along with application and physical penetration testing conducted regularly by both internal and external resources.
We are aware of the risks associated with third-party service providers (“vendors”), and the Advisor implements stringent processes to oversee and manage these risks. The Advisor leverages a robust and mature vendor information risk management methodology for evaluating vendors. This review includes, among others, a review of independent assurance (e.g., SOC 2 Type 2 reports, ISO27001 audits), independent penetration tests and policy documentation, as applicable. Moreover, the Advisor consistently includes contractual terms enshrining cybersecurity and availability requirements into the Advisor’s legal agreements with vendors. The Advisor also reassesses critical vendors on a regular basis.
The Advisor and the Fund face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, result of operations, cash flow or reputation. Such risks to date have not had any impact on or relation to the Advisor’s business or the Fund, including our investment strategy, results of operations or financial condition. However, affiliated business lines have experienced threats to their data and systems periodically, including malware and computer virus attacks. The Organization has a robust Information Security program including but not limited to, an Incident Management Process and utilize IDS/IPS to monitor for suspicious network activity, phishing program for educational purposes internally, endpoint protection tools, encryption and more to protect against threats. However, future incidents could have a material impact on our business strategy, results of operations or financial condition. For more information about the cybersecurity risks we face, see our disclosure entitled “The failure in cybersecurity systems, as well as the occurrence of events unanticipated in the Fund’s or the Advisor’s or its affiliates’ disaster recovery systems and management continuity planning could impair their ability to conduct business effectively” under “Item 1A. Risk Factors.”

Governance
The Board is provided regular reports by the Advisor on its processes for identifying and mitigating cybersecurity risks for the Fund. The Board actively participates in discussions with management, including the Fund’s Chief Compliance Officer and the Organization’s personnel responsible for cybersecurity, and among themselves regarding cybersecurity risks. The Organization’s cybersecurity program includes policies designed to detect and respond to cyber attacks, monitoring third-party service providers’ cyber security policies, and descriptions of the infrastructure, processes and personnel that are devoted to identifying and addressing internal and external threats.
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
Item 4. Mine Safety Disclosures.
Not applicable.

5
6

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

Holders

As of February 27, 2025, there were 3 holders of record of our Common Shares.

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

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions and Dividend Reinvestment Plan” for the distributions declared and payable and amounts received and shares issued to shareholders who have participated in the DRP during the period ended December 31, 2024.

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

The following table sets forth the total shares issued and proceeds received for our Common Shares for the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023:

Shares issued date	Class NAV shares issued	Proceeds Received
December 31, 2024
January 2, 2024	723,237	$15,000,000
February 1, 2024	718,284	$15,000,000
March 1, 2024	714,078	$15,000,000

	2,155,599	$45,000,000
December 31, 2023
July 17, 2023	2,062,345	$41,246,908
November 1, 2023	1,142,229	$23,753,092

	3,204,574	$65,000,000

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information in this section contains forward-looking statements that involve risks and uncertainties, including but not limited to, those set forth in “Part I Item 1A. Risk Factors” and “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. You should read the following discussion in conjunction with the financial statements and related notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K.

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

Overview

We are an externally managed, diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on February 8, 2023, we are externally managed by the Advisor, which manages our day-to-day operations and provides us with investment advisory and administrative services pursuant to the terms of the Investment Advisory Agreement and the Service Agreement with the Fund and the Service Level Agreement between the Advisor and JHIM. The Advisor is registered as investment advisor with the SEC. We have elected to be treated as a RIC for U.S. federal income tax purposes, and intend to continue to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the Code).

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

We expect to conduct the continuous private offering of our Common Shares (the Private Offering) in reliance on exemptions from the registration requirements of the Securities Act, including the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder, Regulation S under the Securities Act and other exemptions from the registration requirements of the Securities Act. We offer one class of our Common Shares – the Class NAV shares. We and the Advisor may apply for the Multi- Class Exemptive Relief from the SEC that, if granted, would permit us to issue multiple classes of shares of our Common Shares with varying sales loads, contingent deferred sales charges, and/or asset-based service and/or distribution fees, the details for which will be finalized at a later date in our discretion. We have not yet applied for the Multi-Class Exemptive Relief, and there is no assurance that such relief would be granted.

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

Expenses

The Fund bears all costs of its organization and operation, including but not limited to, as applicable, expenses of preparing, printing and mailing all shareholders’ reports, notices, prospectuses, proxy statements and reports to regulatory agencies; expenses relating to the offering and issuance of shares; investment advisory fees payable under the Investment Advisory Agreement; government fees; interest charges; expenses of furnishing to investors their account statements; taxes; brokerage and other expenses connected with the execution and servicing of portfolio securities and securities transactions; fees and expenses of custodians including those for keeping books and accounts, maintaining any line of credit and calculating the NAV of shares; fees and expenses of dividend disbursing agents; legal, accounting, financial, management, tax and auditing fees and expenses of the Fund (including an allocable portion of the cost of the Advisor’s or an affiliate of the Advisor’s employees rendering such services to the Fund); expenses of Trustees’ and investors’ meetings; trade association memberships; fidelity bond and other insurance premiums; any extraordinary expenses; and all other expenses incurred by the Fund or Advisor with administering the Fund’s business. In addition, the Fund will be responsible for other expenses, fees, taxes, penalties and costs associated with the Fund’s investments, including but not limited to filing fees, fees to third party sub-servicers, taxes payable or required to be withheld by or in respect of the Fund or to which the Fund may be subject, any reasonably incurred fees and expenses relating to legal, accounting, bank or other financial intermediaries, third party advisors and consultants, due diligence, research, litigation and restructuring costs and expenses and all other out of pocket expenses of the Advisor and any affiliate to whom it has delegated any of its functions, power, responsibilities or duties. The Fund indirectly bears the cost related to the SPV, including cost related to borrowings from the JPM Funding Facility, such as interest expense and other fees. Certain fees may be waived or reimbursed by the Advisor.

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

Portfolio and Investment Activity

As of December 31, 2024, the Fund had investments, excluding cash equivalents, in 54 portfolio companies across 7 sectors and 21 industries. Based on fair value as of December 31, 2024, 92.2% of the Fund’s investments at fair value was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in Secured Overnight Financing Rate (“SOFR”). The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of December 31, 2024. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of December 31, 2024, the Fund’s estimated weighted average total yield of investments in debt securities was 9.7%. Weighted average yields are based on interest rates as of December 31, 2024.

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

Our portfolio and investment activity for the year ended December 31, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

For the year ended December 31, 2024
Investments:
Total investments, beginning of period	$66,716,527
Purchase of investments	119,369,167
Proceeds from principal repayments and sales of investments	(14,769,563)
Net purchases and sales of short-term investments	(6,807,293)
Payment-in-kind interest	—
Amortization of premium/accretion of discount, net	541,066
Net realized gain (loss) on investments	187,238
Total investments, end of period	$165,237,142
Portfolio companies at beginning of period	26
Number of new portfolio companies funded	31
Number of portfolio companies sold or repaid	(3)
Portfolio companies at end of period	54
Count of investments	172
Count of industries	21

As of December 31, 2024 and December 31, 2023, our investments, excluding unfunded loan commitments, consisted of the following:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$152,264,090	$152,865,434	92.2%	$47,317,980	$47,912,823	71.2%
Equity	381,798	377,668	0.2%	—	—	—
Other Securities	12,591,254	12,591,254	7.6%	19,398,547	19,398,547	28.8%

Total Investments	$165,237,142	$165,834,356	100.0%	$66,716,527	$67,311,370	100.0%

Portfolio Composition	As of 12-31-24 (% of net assets)	As of 12-31-23 (% of net assets)
Senior loans	195.4	87.9
Equity	0.3	—
Short-term investments and other (less unfunded loan commitments)	(95.7)	12.1
	100	100

Sector Composition	As of 12-31-24 (% of net assets)	As of 12-31-23 (% of net assets)
Industrials	82.9	48.3
Health care	41.9	12.7
Consumer discretionary	30.7	9.5
Information technology	17.9	3.2
Consumer staples	11.5	4.5
Financials	6.8	3.2
Materials	4.0	6.5
Short-term investments and other (less unfunded loan commitments)	(95.7)	12.1
	100	100

Industry composition	As of 12-31-24 (% of net assets)
Health care providers and services	38.6
Commercial services and supplies	27.3
Trading companies and distributors	26.4
Professional services	14.4
IT services	9.8
Food products	8.8
Software	8.1
Hotels, restaurants and leisure	7.4
Building products	6.9
Diversified consumer services	6.5
Distributors	5.3
Insurance	4.9
Air freight and logistics	4.0
Specialty retail	4.0
Household durables	4.0
Chemicals	4.0
Machinery	3.9
Leisure products	3.5
Health care equipment and supplies	3.3
Consumer staples distribution and retail	2.7
Capital markets	1.9
Short-term investments and other (less unfunded loan commitments)	(95.7)
100

Top 10 Issuers as of 12-31-24 (% of net assets)
Pediatric Home Respiratory Services LLC	5.4
M&D Midco, Inc.	5.3
The Smilist DSO LLC	5.3
AC Blackpoint Acquisition, Inc	5.3
Eastern Communications Solutions, Inc.	5.3
Redwood MSO LLC	5.3
Midwest Eye Services LLC	5.0
Renovation Systems LLC	4.9
QM Buyer, Inc.	4.9
Foodscience LLC	4.9
51.6

Cash and cash equivalents are not included.

Percentages include unfunded loan commitments.

Top 10 Issuers of 12-31-23 (% of net assets)
Pak Quality Foods Acquisition LLC	4.5
BLP Buyer, Inc.	4.4
BCTS Parent LLC	4.1
Beary Landscaping LLC	4.0
OIS Management Services LLC	3.3
PVI Holdings, Inc.	3.3
Paint Intermediate III LLC	3.3
Gannet Fleming, Inc.	3.3
Capital Construction LLC	3.3
Chemtron Supply LLC	3.3
36.8

Cash and cash equivalents are not included.

Percentages include unfunded loan commitments.

As of December 31, 2024 and December 31, 2023, 100% of investments held were based in the United States.

Results of Operations

Our operating results for the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023 were as follows:

	For the year ended	Period from July 17, 2023 (Inception) through
	December 31, 2024	December 31, 2023
Increase (decrease) in net assets from operations	$8,779,821	$2,954,688

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Our investment income for the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023 was as follows:

	For the year ended	Period from July 17, 2023 (Inception) through
	December 31, 2024	December 31, 2023
Investment income
From non-controlled/non-affiliated investments:
Interest	$11,576,047	$2,246,089
Dividends	1,001,306	237,287
Other income	152,905	72,524

Total investment income	$12,730,258	$2,555,900

For year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023, total investment income was driven by the Fund’s deployment of capital and invested balance of investments. The size of the Fund’s investment portfolio at fair value was approximately $165.8 million and $67.3 million as of December 31, 2024 and December 31, 2023.

Interest income on the Fund’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Fund expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2024 and December 31, 2023, all of the Fund’s debt investments were performing and current on their interest payments.

Our expenses for the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023 were as follows:

	For the year ended	Period from July 17, 2023 (Inception) through
	December 31, 2024	December 31, 2023
Expenses
Management fee	$1,373,943	$180,039
Incentive fees	469,067	—
Accounting and legal services fees	39,999	13,758
Trustee fees	90,511	2,656
Professional fees	698,653	267,018
Custody and accounting fees	241,356	32,308
Transfer Agent	16,229	29,261
Printing and postage	24,275	4,231
Organization cost	24,253	504,583
Offering cost	209,918	104,697
Interest and credit facility expenses	2,026,041	—
Other expenses	119,080	6,529

Total expenses	$5,333,325	$1,145,080
Less expense reductions	(1,193,279)	(906,032)

Net expenses	$4,140,046	$239,048

The Fund has agreed to pay the Advisor an incentive fee commencing on October 3, 2024. A portion of the incentive fee is based upon pre-incentive fee net investment income and a portion is based on capital gains. The incentive fee on net investment income shall be calculated and accrued on a monthly basis while being determined and payable in arrears as of the end of each fiscal quarter pursuant to the Investment Advisory Agreement. The incentive fee on capital gains is determined and payable at the end of each calendar year in arrears pursuant to the Investment Advisory Agreement.

Interest and credit facility expenses include interest expense, amortized deferred financing cost, unused commitment fee and utilization fee related to the JPM Funding Facility. During the year ended December 31, 2024, legal fees related to establishing the JPM Funding Facility were capitalized and are being amortized over the life of the facility.

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

For the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023, the Fund did not incur any excise tax.

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

Equity

For the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023, we held three and two closings, including the Initial Closing, of our continuous Private Offering, respectively. As a result, the total Class NAV shares issued and proceeds received related to such closings were as follows:

Shares issued date	Class NAV shares issued	Proceeds Received
December 31, 2024
January 2, 2024	723,237	$15,000,000
February 1, 2024	718,284	$15,000,000
March 1, 2024	714,078	$15,000,000

	2,155,599	$45,000,000
December 31, 2023
July 17, 2023	2,062,345	$41,246,908
November 1, 2023	1,142,229	$23,753,092

	3,204,574	$65,000,000

Credit Facilities

We utilize leverage to finance our investments. The amount of leverage that we employ will be subject to the restrictions of the 1940 Act and the supervision of our Board of Trustees. At the time of any proposed borrowing, the amount of leverage we employ will also depend on our Advisor’s assessment of market and other factors.

We have established one or more credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. It is anticipated that any such credit facilities will bear interest at floating rates at to-be-determined spreads over a specified reference rate. We cannot assure shareholders that we will be able to enter into a credit facility on favorable terms or at all. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations.

JPM Funding Facility

On March 26, 2024, Manulife Private Credit Fund SPV, LLC, a wholly owned consolidated subsidiary of the Fund, entered into a Loan and Security Agreement (the JPM Funding Facility), as borrower (the Borrower), with the Fund, as the parent and portfolio manager, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of up to $150 million with a reinvestment period ending March 26, 2027 and an initial final maturity date of March 26, 2029 . The JPM Funding Facility also provides for a feature that allows the Borrower, subject to certain conditions, to increase the overall size of the JPM Funding Facility to a maximum of $500 million. In addition, on March 26, 2024, the Fund, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which Borrower will either purchase certain corporate loans or receive contributions of cash or such corporate loans (collectively, the Loans), from time to time, originated by the Fund or its affiliates. On November 26, 2024, Manulife Private Credit Fund SPV, LLC entered into a First Amendment to the JPM Funding Facility, which provides for a decrease in the interest rate on borrowings under the JPM Funding Facility from an applicable margin of 2.70% to 2.30%, in each case over Term SOFR or an alternate base rate; an increase in commitment fee on the undrawn balance of 0.55% per annum (or, 0.30% during ramp-up period) to 0.75% per annum (or, 0.50% during ramp-up period), extends the maturity of the JPM Funding Facility to November 26, 2029; and resets the investment period and call protection.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. Borrowings under the JPM Funding Facility will bear interest at Term SOFR or an alternate base rate, in each case plus an applicable margin equal to 2.30% as amended on November 26, 2024, subject to increases for default rate interest from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an upfront fee, an administrative agency fee (removed November 26, 2024) and a commitment fee on the undrawn balance of 0.75% per annum (or, during the March 26, 2024 to March 27, 2025 ramp-up period, 0.50% per annum) as amended on November 26, 2024, on the average daily unused facility amount.

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

As of December 31, 2024, the Fund had outstanding borrowings of $53,200,000 at an average interest rate of 6.80%, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $12,690,385 and the weighted average interest rate was 7.32%.

JH Funding Revolving Promissory Note Agreement

On July 17, 2023, we entered into revolving promissory note agreement with JH Funding. The aggregate outstanding borrowings under the agreement with JH Funding for the Fund would not exceed $30 million. There were no upfront fees or commitment fees paid by the Fund in connection with the agreement. As of December 31, 2024 and December 31, 2023, the Fund did not have any borrowings outstanding under the agreement with JH Funding. The agreement terminated upon the effective date of the JPM Funding Facility on March 26, 2024.

For further details, see “Note 5 – Borrowings” under “Item 8. Consolidated Financial Statements and Supplementary Data” in the accompanying consolidated financial statements.

Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

We have entered into certain contracts under which we may have material future commitments. We have entered into each of the Investment Advisory Agreement and the Service Agreement with the Advisor to provide us with investment advisory services and administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements made under the Service Agreement are described in “Item 1. Business – Management Agreements.” The Advisor is responsible for payments under the Service Level Agreement.

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

As of December 31, 2024 and December 31, 2023, the Fund had the following unfunded commitments outstanding:

		December 31, 2024		December 31, 2023
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Principal on Delayed Draw Term Loan	Principal on Revolver
4M Capital, Ltd.	—	$528,000	—	—
AC Blackpoint Acquisition, Inc	$2,033,898	508,475	—	—
Air Buyer, Inc.	750,000	340,909	—	—
American Combustion Industries, Inc.	1,005,670	299,307	—	—
Bandon Fitness, Inc.	1,739,184	114,804	$191,049	$45,462
BCTS Parent LLC	824,176	283,587	974,832	283,587
Beacon Behavioral Holdings LLC	2,646,894	114,512	—	—
Beary Landscaping LLC	422,535	422,535	422,535	422,535
BLP Buyer, Inc.	—	229,839	290,323	268,548

Capital Construction LLC	—	508,039	—	161,862
Chemtron Supply LLC	2,333,630	362,979	725,959	362,979
CPC Lakeshirts Acquisition LLC	—	—	258,419	329,357
Diverzify Intermediate LLC	1,371,429	—	—	—
Eastern Communications Solutions, Inc.	—	1,031,519	—	—
Foodscience LLC	2,444,444	763,889	—	—
Gannet Fleming, Inc.	—	—	—	297,877
Health Management Associates, Inc.	155,005	65,102	210,806	124,004
Hill Country Dairies, Inc.	870,968	508,065	—	—
HMN Acquirer Corp.	1,041,667	625,000	—	—
In Vitro Sciences LLC	7,111	177,778	—	—
Integrated Openings Solutions LLC	4,120,879	303,297	—	—
Jetson Buyer, Inc.	—	443,656	—	—
Krayden Holdings, Inc.	1,393,071	574,269	517,388	272,309
Leap Service Partners LLC	752,941	517,647	—	—
Library Associates LLC	—	72,418	—	72,418
Lockmasters Security Intermediate, Inc.	878,274	205,895	—	—
M&D Midco, Inc.	1,045,311	763,871	233,629	225,607
Midwest Eye Services LLC	2,812,729	704,931	—	142,385
OIS Management Services LLC	1,185,503	167,626	—	167,626
Paint Intermediate III LLC	—	—	—	216,516
PAK Quality Foods Acqusition LLC	537,313	313,433	537,313	268,657
Pediatric Home Respiratory Services LLC	900,000	420,000	—	—
PNB Holdings III LLC	1,227,273	490,909	—	—
Purple Cow Buyer LLC	1,041,881	277,835	—	—
QM Buyer, Inc.	1,222,222	611,111	—	—
Rapid Buyer LLC	1,295,585	647,793	—	—
Redwood MSO LLC	786,517	337,079	—	—
Refocus Management Services LLC	680,000	210,526	—	—
Renovation Systems LLC	142,865	68,894	—	—
RPC TopCo, Inc.	—	545,455	—	—
Security Services Acquisition Sub Corp.	—	—	1,245,556	—
Simon Pearce LLC	—	642,857	—	—
Star Logistics & Hospitality Services LLC	1,232,143	535,714	—	—
Stellar Buyer LLC	1,639,073	819,536	—	—
Steward Partners Global Advisory LLC	317,951	311,716	480,043	311,716
SurfacePrep Buyer LLC	227,397	479,452	—	—
The Smilist DSO LLC	2,086,698	140,351	—	—
VPD Management, Inc.	2,299,948	137,143	—	—
WeLocalize, Inc.	—	354,142	—	—
WWEC Holdings III Corp.	824,818	434,020	—	220,719
XpressMyself.com LLC	—	233,050	—	233,050
Total	$46,297,003	$18,648,965	$6,087,852	$4,427,214

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

The following table summarizes distributions declared during the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023:

Date Declared	Record Date	Payment Date	Dividend Per Share
December 31, 2024
March 27, 2024	March 26, 2024	April 19, 2024	$0.2035
June 27, 2024	June 26, 2024	July 22, 2024	$0.4029
September 27, 2024	September 26, 2024	October 21, 2024	$0.4372
December 30, 2024	December 27, 2024	January 23, 2025	$0.5932
December 31, 2023
December 28, 2023	December 27, 2023	January 23, 2024	$0.4700

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

As of December 31, 2024 and December 31, 2023, no Common Shares were issued pursuant to the DRP.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•	the Investment Advisory Agreement;

•	the Service Agreement;

•	the Placement Agency Agreement;

•	the Expense Limitation and Reimbursement Agreement, and;

•	the Sale and Contribution Agreement

See “Note 4 – Agreements and transactions with related parties” and “Note 5 – Borrowings” under “Item 8. Consolidated Financial Statements and Supplementary Data” in the accompanying audited financial statements.

Critical Accounting Policies and Use of Estimates

Our consolidated financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, which includes our history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in the notes to our consolidated financial statements.

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

As of December 31, 2024, approximately $155.3 million (principal amount) of our debt portfolio investments (funded positions) bore interest at variable rates, which are generally SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our December 31, 2024 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	Interest income	Interest expense	Net income
Up 300 basis points	$4,659,200	$(1,596,000)	$3,063,200
Up 200 basis points	$3,106,133	$(1,064,000)	$2,042,133
Up 100 basis points	$1,553,067	$(532,000)	$1,021,067
Down 100 basis points	$(1,553,067)	$532,000	$(1,021,067)

Item 8. Consolidated Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	7 1

Consolidated Schedule of Investments as of December 31, 2024 and December 31, 2023	7 2

Consolidated Statements of Assets and Liabilities as of December 31, 2024 and December 31, 2023	8 4

Consolidated Statements of Operations for the year ended December 31, 2024 and for the period July 17, 2023 (inception) to December 31, 2023	8 5

Consolidated Statements of Changes in Net Assets for the year ended December 31, 2024 and for the period July 17, 2023 (inception) to December 31, 2023	8 6

Consolidated Statements of Cash Flows for the year ended December 31, 2024 and for the period July 17, 2023 (inception) to December 31, 2023	8 7

Notes to Consolidated Financial Statements	8 8

Federal Income Tax Information (Unaudited)	10 2

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Manulife Private Credit Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Manulife Private Credit Fund (the “Fund”), including the consolidated portfolios of investments, as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in net assets and cash flows for the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) through December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund at December 31, 2024 and 2023, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of the Fund’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2024 and 2023, by correspondence with the custodian, brokers and others. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the auditor of the Fund since 2023.
Boston, Massachusetts
February 2
7
, 2025

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 195.4%				$217,811,402
(Cost $217,210,058)
Consumer discretionary 30.7%				34,243,658

Distributors 5.3%
Eastern Communications Solutions, Inc., Revolver (C)	—	12-30-30	1,031,519	1,016,046
Eastern Communications Solutions, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.575	12-30-30	4,968,481	4,893,961
Diversified consumer services 6.5%
Capital Construction LLC, Add-On Delayed Draw Term Loan (1, 3 and 6 month CME Term SOFR + 5.500%)	10.081	10-22-26	498,946	501,441
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	326,552	328,184
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	1,133,794	1,139,463
Capital Construction LLC, Revolver (C)	—	10-22-26	508,039	508,039
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	836,417	840,599
Leap Service Partners LLC, Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.000%) (C)	9.457	03-15-29	1,754,088	1,754,088
Leap Service Partners LLC, Revolver (1 and 3 month CME Term SOFR + 5.000%) (C)	9.339	03-15-29	588,235	588,235
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.647	03-15-29	1,634,706	1,634,706
Hotels, restaurants and leisure 7.4%
Bandon Fitness, Inc., 4th Amendment Delayed Draw Term Loan (C)	—	07-27-28	1,705,489	1,705,489
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.684	07-27-28	567,436	567,436
Bandon Fitness, Inc., Revolver (C)	—	07-27-28	114,804	114,804
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.735	07-27-28	1,464,481	1,464,481
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.145	06-18-29	1,607,143	1,558,929
Star Logistics & Hospitality Services LLC, Revolver (C)	—	06-18-29	535,714	519,643
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.101	06-18-29	2,345,357	2,274,996
Household durables 4.0%
Simon Pearce LLC, Revolver (C)	—	10-21-30	642,857	634,821
Simon Pearce LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	9.117	10-21-30	3,857,143	3,808,929
Leisure products 3.5%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	524,040
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	06-18-27	3,445,960	3,420,115
Specialty retail 4.0%
RPC TopCo, Inc., Revolver (C)	—	09-02-31	545,455	540,000
RPC TopCo, Inc., Term Loan (6 month CME Term SOFR + 5.000%) (D)	9.245	09-02-31	3,944,659	3,905,213
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of
Investments
12-31-24

	Rate (%)	Maturity date	Par value^	Value
Consumer staples 11.5%				$12,776,962

Consumer staples distribution and retail 2.7%
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	537,313
PAK Quality Foods Acquisition LLC, Revolver (C)	—	12-28-29	313,433	313,433
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.217	12-28-29	2,127,761	2,127,761
Food products 8.8%
Foodscience LLC, Delayed Draw Term Loan (C)	—	11-14-31	2,444,444	2,407,778
Foodscience LLC, Revolver (C)	—	11-14-31	763,889	752,431
Foodscience LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-14-31	2,291,667	2,257,292
Hill Country Dairies, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.271	08-01-30	1,088,710	1,061,492
Hill Country Dairies, Inc., Revolver (3 and 6 month CME Term SOFR + 4.750%) (C)	9.267	08-01-30	725,806	707,661
Hill Country Dairies, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.321	08-01-30	2,678,770	2,611,801
Financials 6.7%				7,483,031

Capital markets 1.9%
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.830	10-13-28	929,401	929,401
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	311,716	311,716
Steward Partners Global Advisory LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	10-13-28	914,108	914,108
Insurance 4.8%
Stellar Buyer LLC, Delayed Draw Term Loan (C)	—	11-12-30	1,639,073	1,614,487
Stellar Buyer LLC, Revolver (C)	—	11-12-30	819,536	807,243
Stellar Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.522	11-12-30	2,950,331	2,906,076
Health care 41.9%				46,730,618

Health care equipment and supplies 3.3%
CPC/Cirtec Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.107	01-30-29	1,598,000	1,598,000
CPC/Cirtec Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.107	01-30-29	2,142,293	2,142,293
Health care providers and services 38.6%
Beacon Behavioral Holdings LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.854	06-21-29	3,259,721	3,227,124
Beacon Behavioral Holdings LLC, Revolver (C)	—	06-21-29	114,512	112,222
Beacon Behavioral Holdings LLC, Term Loan (15.000% PIK)	15.000	06-21-30	278,219	272,655
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	10.471	02-28-29	705,831	652,894
In Vitro Sciences LLC, Revolver (C)	—	02-28-29	177,778	164,444
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 6.000%) (D)	10.471	02-28-29	3,087,778	2,856,194
Midwest Eye Services LLC, Delayed Draw Term Loan A (1 month CME Term SOFR + 4.500%) (D)	8.957	08-20-27	1,240,345	1,246,546
Midwest Eye Services LLC, Delayed Draw Term Loan B (C)	—	08-20-27	2,812,729	2,826,792
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	704,931	$704,931
Midwest Eye Services LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.957	08-20-27	736,941	740,626
OIS Management Services LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.191	11-16-28	2,344,227	2,344,227
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-16-28	550,753	550,753
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-16-28	1,427,337	1,427,337
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (C)	—	12-23-30	900,000	897,750
Pediatric Home Respiratory Services LLC, Revolver (6 month CME Term SOFR + 5.500%) (C)	9.781	12-23-30	500,000	497,500
Pediatric Home Respiratory Services LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.781	12-23-30	4,600,000	4,577,000
Redwood MSO LLC, Delayed Draw Term Loan (C)	—	12-20-29	786,517	778,652
Redwood MSO LLC, Revolver (C)	—	12-20-29	337,079	330,337
Redwood MSO LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.604	12-20-29	4,876,405	4,778,876
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	10.113	02-14-29	1,051,868	1,038,720
Refocus Management Services LLC, Revolver (C)	—	02-14-29	210,526	207,895
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.256	02-14-29	2,716,316	2,682,362
The Smilist DSO LLC, 2024-1 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	04-04-29	698,460	694,967
The Smilist DSO LLC, 2024-2 Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	10.345	04-04-29	560,700	557,897
The Smilist DSO LLC, Add-On Delayed Draw Term Loan (C)	—	04-04-29	2,008,032	1,997,991
The Smilist DSO LLC, Revolver (C)	—	04-04-29	140,351	139,649
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	04-04-29	2,583,509	2,570,591
VPD Management, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.329	11-02-27	3,028,571	2,990,714
VPD Management, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	10.329	11-02-27	228,571	225,714
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	11-02-27	738,571	729,339
Industrials 82.8%				92,296,045

Air freight and logistics 4.0%
PNB Holdings III LLC, Delayed Draw Term Loan (C)	—	09-17-30	1,227,273	1,218,068
PNB Holdings III LLC, Revolver (1 and 3 month CME Term SOFR + 4.500%) (C)	8.975	09-17-30	818,182	812,045
PNB Holdings III LLC, Term Loan (3 month CME Term SOFR + 4.500%)	8.985	09-17-30	2,448,409	2,430,046
Building products 6.9%
Integrated Openings Solutions LLC, Delayed Draw Term Loan (C)	—	11-20-29	4,120,879	4,059,066
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Building products (continued)
Integrated Openings Solutions LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	9.392	11-20-29	379,121	$373,434
Lockmasters Security Intermediate, Inc., Delayed Draw Term Loan (C)	—	09-01-27	878,274	873,882
Lockmasters Security Intermediate, Inc., Revolver (C)	—	09-01-27	205,895	204,865
Lockmasters Security Intermediate, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.840	09-01-27	2,151,619	2,140,861
Commercial services and supplies 27.3%
Air Buyer, Inc., Delayed Draw Term Loan (C)	—	07-23-30	750,000	720,000
Air Buyer, Inc., Revolver (C)	—	07-23-30	340,909	327,273
Air Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.250%)	9.876	07-23-30	3,400,568	3,264,545
American Combustion Industries, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 5.000%) (C)	9.457	08-31-28	812,199	802,046
American Combustion Industries, Inc., Delayed Draw Term Loan B (C)	—	08-31-28	957,781	945,809
American Combustion Industries, Inc., Revolver (1 month CME Term SOFR + 5.000%) (C)	9.457	08-31-28	359,168	354,678
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.000%)	9.457	08-31-28	2,363,014	2,333,476
BCTS Parent LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.357	12-26-29	974,455	974,455
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.366	12-26-29	354,484	354,484
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.585	12-26-29	1,403,758	1,403,758
Beary Landscaping LLC, Delayed Draw Term Loan (C)	—	12-21-29	422,535	422,535
Beary Landscaping LLC, Revolver (C)	—	12-21-29	422,535	422,535
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.107	12-21-29	2,133,380	2,133,380
Diverzify Intermediate LLC, Delayed Draw Term Loan (C)	—	05-11-27	1,371,429	1,330,286
Diverzify Intermediate LLC, Term Loan (3 month CME Term SOFR + 5.750%)	10.534	05-11-27	2,622,000	2,543,340
Renovation Systems LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	10.329	01-24-28	1,096,996	1,096,996
Renovation Systems LLC, Add-On Delayed Draw Term Loan D (1 month CME Term SOFR + 6.000%) (C)	10.356	01-24-28	274,740	274,740
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	10.329	01-24-28	250,528	250,528
Renovation Systems LLC, Revolver (1 and 3 month CME Term SOFR + 6.000%) (C)	10.329	01-24-28	125,263	125,263
Renovation Systems LLC, Term Loan (1 and 3 month CME Term SOFR + 6.250%) (D)	10.579	01-24-28	3,745,116	3,745,116
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%)	10.195	09-30-27	1,811,425	1,811,425
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	187,934	187,934
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	1,233,100	1,233,100
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
Security Services Acquisition Sub Corp., Add-On Term Loan (1 month CME Term SOFR + 5.750%)	10.195	09-30-27	506,224	$506,224
Security Services Acquisition Sub Corp., Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	727,484	727,484
XpressMyself. com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.246	09-07-28	591,393	589,915
XpressMyself. com LLC, Revolver (C)	—	09-07-28	233,050	230,719
XpressMyself. com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.028	09-07-28	1,321,276	1,308,063
Machinery 3.8%
Rapid Buyer LLC, Delayed Draw Term Loan (C)	—	10-15-30	1,295,585	1,276,152
Rapid Buyer LLC, Revolver (C)	—	10-15-30	647,793	638,076
Rapid Buyer LLC, Term Loan (6 month CME Term SOFR + 4.750%)	9.199	10-15-30	2,383,877	2,348,119
Professional services 14.4%
Health Management Associates, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (C)	10.766	03-30-29	307,593	307,593
Health Management Associates, Inc., Revolver (Prime rate + 5.250% and 1 month CME Term SOFR + 6.250%) (C)	11.007	03-30-29	124,004	124,004
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%) (D)	10.816	03-30-29	1,698,569	1,698,569
HMN Acquirer Corp., Delayed Draw Term Loan (C)	—	11-05-31	1,041,667	1,026,042
HMN Acquirer Corp., Revolver (C)	—	11-05-31	625,000	615,625
HMN Acquirer Corp., Term Loan (3 month CME Term SOFR + 4.750%)	9.079	11-05-31	2,833,333	2,790,833
Library Associates LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.821	03-01-27	289,428	289,428
Library Associates LLC, Revolver (C)	—	02-26-27	72,418	72,418
Library Associates LLC, Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.705	02-26-27	1,781,718	1,781,718
Purple Cow Buyer LLC, Delayed Draw Term Loan (C)	—	11-05-30	1,041,881	1,026,253
Purple Cow Buyer LLC, Revolver (C)	—	11-05-30	277,835	273,667
Purple Cow Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%)	9.554	11-05-30	1,667,010	1,642,005
WeLocalize, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	512,496	506,089
WeLocalize, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	2,019,213	1,993,973
WeLocalize, Inc., Revolver (1 month CME Term SOFR + 5.250%) (C)	9.737	06-23-26	421,597	416,327
WeLocalize, Inc., Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	1,536,499	1,517,292
Trading companies and distributors 26.4%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 6.000%)	10.345	12-24-29	917,056	905,593
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	10.345	12-24-29	289,597	285,977
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors (continued)
BLP Buyer, Inc., Revolver (1 month CME Term SOFR + 6.000%) (C)	10.345	12-24-29	290,323	$286,694
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 6.000%) (D)	10.345	12-24-29	2,407,258	2,377,167
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.207	11-01-26	2,142,128	2,056,443
Krayden Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%)	9.107	03-01-29	873,493	866,942
Krayden Holdings, Inc., Delayed Draw Term Loan A (C)	—	03-01-29	258,694	256,753
Krayden Holdings, Inc., Delayed Draw Term Loan B (C)	—	03-01-29	258,694	256,753
Krayden Holdings, Inc., Delayed Draw Term Loan C (C)	—	03-01-29	875,683	869,115
Krayden Holdings, Inc., Revolver (C)	—	03-01-29	574,269	569,961
Krayden Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.107	03-01-29	1,364,472	1,354,239
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.000%) (C)	9.868	08-31-28	852,123	847,862
M&D Midco, Inc., 3rd Amendment Delayed Draw Term Loan (C)	—	08-31-28	1,026,393	1,021,261
M&D Midco, Inc., 3rd Amendment Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.482	08-31-28	1,454,057	1,446,787
M&D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%)	9.697	08-31-28	495,030	492,555
M&D Midco, Inc., Revolver (C)	—	08-31-28	763,871	760,052
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.664	08-31-28	1,401,598	1,394,590
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 4.940%) (D)	9.681	01-18-28	2,142,128	2,142,128
SurfacePrep Buyer LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.524	02-04-30	547,945	547,945
SurfacePrep Buyer LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.524	02-04-30	547,945	547,945
SurfacePrep Buyer LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.524	02-04-30	2,889,589	2,889,589
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.079	10-03-28	336,172	336,172
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (C)	10.079	10-03-28	972,701	972,701
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.079	10-03-28	1,540,144	1,540,144
Xenon Arc, Inc, Term Loan (3 month CME Term SOFR + 5.250%)	9.982	12-20-28	3,980,000	3,960,100
Information technology 17.8%				19,839,123

IT services 9.7%
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan A (C)	—	12-31-30	1,016,949	1,010,593
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan B (C)	—	12-31-30	1,016,949	1,010,593
AC Blackpoint Acquisition, Inc, Revolver (C)	—	12-31-30	508,475	502,119
AC Blackpoint Acquisition, Inc, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	12-31-30	3,305,085	3,263,771
AIDC IntermediateCo LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	9.589	07-22-27	2,142,211	2,142,211
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Information technology (continued)
IT services (continued)
Jetson Buyer, Inc., Revolver (C)	—	04-09-30	443,656	$425,909
Jetson Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.857	04-09-30	2,604,481	2,500,302
Software 8.1%
Alta Buyer LLC, Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	12-21-27	2,142,128	2,142,128
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	12-21-27	1,414,830	1,414,830
QM Buyer, Inc., Delayed Draw Term Loan (C)	—	12-06-30	1,222,222	1,213,056
QM Buyer, Inc., Revolver (C)	—	12-06-30	611,111	601,944
QM Buyer, Inc., Term Loan (6 month CME Term SOFR + 5.000%) (D)	9.444	12-06-30	3,666,667	3,611,667
Materials 4.0%				4,441,965
Chemicals 4.0%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (C)	—	03-02-29	2,333,630	2,310,294
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.128	03-02-29	721,422	714,207
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	359,350
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	03-02-29	1,068,802	1,058,114

	Shares	Value
Equity (A) 0.3%		$377,668
(Cost $381,798)
Financials 0.1%		86,930

Insurance 0.1%
Stellar Parent LLC, Class A Units	91	86,930
Industrials 0.1%		138,196

Machinery 0.1%
Rapid Aggregator LLC	138	138,196
Information technology 0.1%		152,542

IT services 0.1%
AC BlackPoint Holdings LLC, Class A-1 Units	153	152,542

	Yield (%)		Shares	Value
Short-term investments 11.3%				$12,591,254
(Cost $12,591,254)
Short-term funds 11.3%				12,591,254

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class	4.4100	(E)	12,591,254	12,591,254
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

Total investments (Cost $230,183,110) 207.0%	$230,780,324
Less unfunded loan commitments (58.2%)	(64,945,968)
Net investments (Cost $165,237,142) 148.8%	$165,834,356
Other assets and liabilities, net (48.8%)	(54,364,892)
Total net assets 100.0%	$111,469,464
The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.

^	All par values are denominated in U.S. dollars unless otherwise indicated.
Security Abbreviations and Legend

CME	CME Group Published Rates
PIK	Pay-in-Kind Security - Represents a payment-in-kind which may pay interest in additional par and/or cash. Rates shown are the current rate and most recent payment rate.
SOFR	Secured Overnight Financing Rate
(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the consolidated financial statements.
(B)	Senior loans are variable rate obligations which generally pay interest rates that are periodically redetermined by reference to a base lending rate and spread, which are both subject to change. The rate shown represents the rate at period end.
(C)	Unfunded or partially unfunded loan commitments. The stated interest rate reflects the reference rate and spread of the funded portion, if any. No interest rate is determined for unfunded positions. See Note 2 for more information.
(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.
(E)	The rate shown is the annualized seven-day yield as of 12-31-24.
At 12-31-24, the aggregate cost of investments for federal income tax purposes was $164,861,882. Net unrealized appreciation aggregated to $972,474, of which $1,741,579 related to gross unrealized appreciation and $769,105 related to gross unrealized depreciation.
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
See Notes to consolidated financial statements

8
0

Manulife Private Credit Fund
Schedule of Investments 12-31-23

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
.

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
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Assets and Liabilities

	December 31, 2024	December 31, 2023
Assets
Investments – Non-controlled/Non-affiliated, at value (Cost $165,237,142 and $66,716,527, at December 31, 2024 and December 31, 2023, respectively)	$165,834,356	$67,311,370
Cash	753,840	95,039
Receivable for investments sold	57,924	115,720
Interest and dividends receivable	1,109,924	413,164
Receivable from affiliates	23,495	221,244
Deferred financing cost	1,830,038	—
Other assets	—	327,969

Total assets	169,609,577	68,484,506

Liabilities
Credit facility payable	53,200,000	—
Distributions payable	3,179,815	1,491,569
Interest and credit facility expenses payable	906,329	—
Payables to affiliates:
Management fees payable	—	56,324
Incentive fees payable	469,067	—
Payable for offering costs	—	129,820
Accounting and legal services fees	11,659	13,758
Trustee fees	—	2,656
Other liabilities and accrued expenses	373,243	327,260

Total liabilities	58,140,113	2,021,387

Net assets	$111,469,464	$66,463,119
Net assets consist of
Paid-in capital	$111,369,374	$66,538,568
Total distributable earnings (loss)	100,090	(75,449)

Net assets	$111,469,464	$66,463,119

Net asset value per share
Based on net assets and shares outstanding - the Fund has an unlimited number of shares authorized with par value of $0.01 per share.
Class NAV:
Net assets	$111,469,464	$66,463,119
Shares outstanding	5,360,173	3,204,574
Per share	$20.80	$20.74
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Operations

	For the year ended December 31, 2024	Period from July 17, 2023 (Inception) through December 31, 2023
Investment income
From non-controlled/non-affiliated investments:
Interest	$11,576,047	$2,246,089
Dividends	1,001,306	237,287
Other income	152,905	72,524

Total investment income	12,730,258	2,555,900

Expenses
Management fee	1,373,943	180,039
Incentive fees	469,067	—
Accounting and legal services fees	39,999	13,758
Trustee fees	90,511	2,656
Professional fees	698,653	267,018
Custody and accounting fees	241,356	32,308
Transfer Agent	16,229	29,261
Printing and postage	24,275	4,231
Organization cost	24,253	504,583
Offering cost	209,918	104,697
Interest and credit facility expenses	2,026,041	—
Other expenses	119,080	6,529

Total expenses	5,333,325	1,145,080
Less expense reductions	(1,193,279)	(906,032)

Net expenses	4,140,046	239,048

Net investment income	8,590,212	2,316,852

Realized and unrealized gain (loss)
Net realized gain (loss) on non-controlled/non-affiliated investments	187,238	42,993

Change in net unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	2,371	594,843

Net realized and unrealized gain (loss)	189,609	637,836

Increase (decrease) in net assets from operations	$8,779,821	$2,954,688
See Notes to consolidated financial statement

Manulife Private Credit Fund
Consolidated Statements of Changes in Net Assets

	For the year ended December 31, 2024	Period from July 17, 2023 (Inception) through December 31, 2023
Increase (decrease in net assets)
From operations
Net investment income	$8,590,212	$2,316,852
Net realized gain (loss)	187,238	42,993
Change in net unrealized appreciation (depreciation)	2,371	594,843

Increase (decrease) in net assets resulting from operations	8,779,821	2,954,688

Distributions to common shareholders
From earnings
Class NAV	(8,773,476)	(1,491,569)
Increase (decrease) from share transactions
Fund shares issued
Class NAV	45,000,000	65,000,000

Total increase (decrease)	45,006,345	66,463,119

Net assets
Beginning of period	66,463,119	—

End of period	$111,469,464	$66,463,119

Share activity
Class NAV shares outstanding
Beginning of period	3,204,574	—
Shares issued	2,155,599	3,204,574

End of period	5,360,173	3,204,574

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Cash Flows

	For the year ended December 31, 2024	Period from July 17, 2023 (Inception) through December 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$8,779,821	$2,954,688
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Long-term investments purchased	(119,369,167)	(51,279,966)
Long-term investments sold	14,769,563	4,023,798
Net purchases and sales of short-term investments	6,807,293	(19,398,547)
Net amortization of premium (discount)	(541,066)	(18,819)
Amortization of deferred financing cost	289,582	—
(Increase) decrease in assets:
Receivable for investments sold	57,796	(115,720)
Interest and dividends receivable	(696,760)	(413,164)
Receivable from affiliates	197,749	(221,244)
Other assets	327,969	(327,969)
Increase (decrease) in liabilities:
Payable to affiliates	278,168	202,558
Interest and credit facility expenses payable	906,329	—
Other liabilities and accrued expenses	45,983	327,260
Net change in unrealized (appreciation) depreciation of:
non-controlled/non-affiliated investments	(2,371)	(594,843)
Net realized (gain) loss on:
non-controlled/non-affiliated investments	(187,238)	(42,993)

Net cash provided by (used in) operating activities	$(88,336,349)	$(64,904,961)

Cash flows from financing activities
Cash distributions to shareholders	$(7,085,230)	—
Borrowings under the credit facility	58,200,000	—
Repayments under the credit facility	(5,000,000)	—
Financing cost paid	(2,119,620)	—
Proceeds from Fund shares issued	45,000,000	$65,000,000

Net cash provided by (used in) financing activities	$88,995,150	$65,000,000

Net increase (decrease) in cash	$658,801	$95,039
Cash at beginning of period	95,039	—

Cash at end of period	$753,840	$95,039
Supplemental disclosure of cash flow information:
Distributions declared for the period	$8,773,476	$1,491,569
Interest paid for the period	$(161,562)	—
See Notes to consolidated financial statements

8
7

Notes to Consolidated Financial Statements
Note 1 – Organization
Manulife Private Credit Fund (the Fund) was formed on February 8, 2023 as a Delaware statutory trust and commenced operations on July 17, 2023 concurrent with the initial closing on the Seed Contribution (as defined below). The investment objective of the Fund is to seek to maximize total return in the form of current income and, to a lesser extent, capital appreciation.
Effective October 3, 2023, the Fund elected to be regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended (the 1940 Act) (the date of the Fund’s election to be regulated as a BDC under the 1940 Act is referred to herein as the BDC Election Date) and thereafter operate as a continuously offered, diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. The Fund is a non-exchange traded, perpetual-life BDC, which is a BDC whose shares of beneficial interest are not listed for trading on a stock exchange or other securities market. At the sole discretion of the Board of Trustees (the “Board” or “Trustees”) of the Fund and provided that it is in the best interest of the Fund and shareholders to do so, the Fund intends to provide a limited degree of liquidity to shareholders by conducting repurchase offers generally quarterly; however, there can be no assurance that any such tender offers will be conducted on a quarterly basis or at all. The Fund currently does not intend to offer to repurchase shares at any time during the first two years of operations of the Fund.
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
Manulife Private Credit Fund SPV, LLC, (SPV) is a Delaware limited liability company that was formed on December 11, 2023. The SPV, which holds certain of the Fund’s portfolio loan investments that are used as collateral for the credit facility, is a wholly owned subsidiary of the Fund. The SPV commenced operations on March 26, 2024 upon receipt of a contribution of portfolio loan investments from the Fund.
Manulife Private Credit Subsidiary Fund LLC, is a Delaware limited liability company that was formed on October 27, 2023. The Manulife Private Credit Subsidiary Fund LLC, which holds equity investments and commenced operations on November 13, 2024, is a wholly owned subsidiary of the Fund.
As provided under Accounting Standards Codification (ASC) 946, the Fund will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, the SPV and Manulife Private Credit Subsidiary Fund LLC. All significant intercompany balances and transactions have been eliminated in consolidation.
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

8
8

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
Equity investments that do not have a counterparty trading in public market will be fair valued as determined in good faith by the Pricing Committee following procedures established by the Advisor and adopted by the Board of Trustees. Private equities rely primarily on the use of significant unobservable inputs, which require significant judgment and, accordingly, are classified as Level 3.
Investments in open-end mutual funds are valued at their respective net asset values each business day and are generally classified as Level 1.
The following is a summary of the values by input classification of the Fund’s investments as of December 31, 2024 and December 31, 2023, by major security category or type:

	Total value at 12-31-24	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$152,865,434	—	—	$152,865,434
Equity	377,668	—	—	377,668
Short-term investments	12,591,254	$12,591,254	—	—

Total investments in securities	$165,834,356	$12,591,254	—	$153,243,102

	Total value at 12-31-23	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$47,912,823	—	—	$47,912,823
Short-term investments	19,398,547	$19,398,547	—	—

Total investments in securities	$67,311,370	$19,398,547	—	$47,912,823

The Fund holds liabilities for which the fair value approximates the carrying amount for financial statement purposes. As of December 31, 2024, the liability for the Fund’s Credit facility payable on the Consolidated Statements of Assets and Liabilities is categorized as Level 2 within the disclosure hierarchy. There was no Credit facility payable as of December 31, 2023.

8
9

The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value. There were no transfers into or out of Level 3 during the years ended December 31, 2024 and December 31, 2023.

Investments in securities	Senior loans	Equity	Total
Beginning balance as of 12-31-23	$47,912,823	—	$47,912,823
Purchases and drawdowns	118,987,369	$381,798	119,369,167
Sales and paydowns	(14,769,563)	—	(14,769,563)
Net amortization of (premium) discount	541,066	—	541,066
Realized gain (loss)	187,238	—	187,238
Change in unrealized appreciation (depreciation)	6,501	(4,130)	2,371

Ending balance as of 12-31-24	$152,865,434	$377,668	$153,243,102

Change in unrealized appreciation (depreciation) at period end*	$44,162	($4,130)	$40,032

Investments in securities	Senior loans
Beginning balance as of 7-17-23 (commencement of operations)	—
Purchases and drawdowns	$51,279,966
Sales and paydowns	(4,023,798)
Net amortization of (premium) discount	18,819
Realized gain (loss)	42,993
Change in unrealized appreciation (depreciation) at period end	594,843

Ending balance as of 12-31-23	47,912,823

Change in unrealized appreciation (depreciation) at period end*	$594,843

*	Change in unrealized appreciation (depreciation) attributable to Level 3 securi t ies held at the period end.
The valuation techniques and significant amounts of unobservable inputs used in the fair value measurement of the Fund’s Level 3 securities are outlined in the tables below for the years ended December 31, 2024 and December 31, 2023.

	Fair Value at 12-31-24	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$130,881,801	Discounted cash flow	Discount rate	8.36% - 13.79%	9.88%
Senior Loans	21,983,633	Recent transaction	Transaction price	$98.00 - $99.75	$98.96

	$152,865,434
Equity	$290,738	Recent transaction	Transaction price	$1,000	$1,000
Equity	86,930	Market Comparable	Price/book value multiple	10.5X	10.5X
		Ownership allocation	Percentage of ownership	1.05%	1.05%

	$377,668

	$153,243,102

9
0

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

A change to unobservable inputs of the Fund’s Level 3 securities as of December 31, 2024 and December 31, 2023 could have resulted in changes to the fair value measurement, as follows:

Significant Unobservable Input	Impact to Valuation if input had increased	Impact to Valuation if input had decreased
Discount rate	Decrease	Increase
Transaction price	Increase	Decrease
Price/book value multiple	Increase	Decrease
Percentage of ownership	Increase	Decrease
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
Investments.
The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities). The Fund’s investments (excluding unfunded loan commitments, consisted of the following:

	December 31, 2024			December 31, 2023
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$152,264,090	$152,865,434	92.2%	$47,317,980	$47,912,823	71.2%
Equity	381,798	377,668	0.2%	—	—	—
Other Securities	12,591,254	12,591,254	7.6%	19,398,547	19,398,547	28.8%

Total Investments	$165,237,142	$165,834,356	100.0%	$66,716,527	$67,311,370	100.0%

9
1

The industry composition of investments at fair value as a percentage of net assets as of December 31, 2024 and December 31, 2023, was as follows:

Sector Composition	As of 12-31-24 (% of net assets)	As of 12-31-23 (% of net assets)
Industrials	82.9	48.3
Health care	41.9	12.7
Consumer discretionary	30.7	9.5
Information technology	17.9	3.2
Consumer staples	11.5	4.5
Financials	6.8	3.2
Materials	4.0	6.5
Short-term investments and other (less unfunded loan commitments)	(95.7)	12.1
	100	100

Industry composition	As of 12-31-24 (% of net assets)
Health care providers and services	38.6
Commercial services and supplies	27.3
Trading companies and distributors	26.4
Professional services	14.4
IT services	9.8
Food products	8.8
Software	8.1
Hotels, restaurants and leisure	7.4
Building products	6.9
Diversified consumer services	6.5
Distributors	5.3
Insurance	4.9
Air freight and logistics	4.0
Specialty retail	4.0
Household durables	4.0
Chemicals	4.0
Machinery	3.9
Leisure products	3.5
Health care equipment and supplies	3.3
Consumer staples distribution and retail	2.7
Capital markets	1.9
Short-term investments and other (less unfunded loan commitments)	(95.7)
100
As of December 31, 2024 and December 31, 2023, 100% of investments held were based in the United States.
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
The Fund may also enter into, or acquire participations in, delayed funding loans and revolving credit facilities, in which a bank or other lender agrees to make loans up to a maximum amount upon demand by the borrower during a specified term. These commitments may have the effect of requiring the Fund to increase its investment in a company at a time when it might not be desirable to do so (including at a time when the company’s financial condition makes it unlikely that such amounts will be repaid). Delayed funding loans and revolving credit facilities are subject to credit, interest rate and liquidity risk and the risks of being a lender. Unfunded loan commitments are marked to market in accordance with the Fund’s valuation policies. Any related unrealized appreciation (depreciation) on unfunded commitments is included in unaffiliated investments, at value in the Consolidated Statement of Assets and Liabilities and change in net unrealized appreciation (depreciation) in the Consolidated Statements of Operations. As of December 31, 2024 and December 31, 2023, the Fund had the following unfunded commitments outstanding.

	$		$		$		$		$		$
	December 31, 2024						December 31, 2023
Unfunded Term Loan	Principal on Delayed Draw Term Loan		Principal on Revolver		Unrealized Appreciation (Depreciation)		Principal on Delayed Draw Term Loan		Principal on Revolver		Unrealized Appreciation (Depreciation)
4M Capital, Ltd.		—		$528,000		$1,623		—		—		—
AC Blackpoint Acquisition, Inc		$2,033,898		508,475		(9)		—		—		—
Air Buyer, Inc.		750,000		340,909		(32,009)		—		—		—
American Combustion Industries, Inc.		1,005,670		299,307		(2,284)		—		—		—
Bandon Fitness, Inc.		1,739,184		114,804		14,226		$191,049		$45,462		$1,774
BCTS Parent LLC		824,176		283,587		11,708		974,832		283,587		12,584
Beacon Behavioral Holdings LLC		2,646,894		114,512		(231)		—		—		—
Beary Landscaping LLC		422,535		422,535		11,776		422,535		422,535		(4,225)
BLP Buyer, Inc.		—		229,839		995		290,323		268,548		(2,903)
Capital Construction LLC		—		508,039		6,891		—		161,862		3,642
Chemtron Supply LLC		2,333,630		362,979		(175)		725,959		362,979		25,045
CPC Lakeshirts Acquisition LLC		—		—		—		258,419		329,357		(17,634)
Diverzify Intermediate LLC		1,371,429		—		(20,191)		—		—		—

9
3

	$		$		$		$		$		$
	$		$		$		$		$		$
	$		$		$		$		$		$
Eastern Communications Solutions, Inc.		—		1,031,519		(33)		—		—		—
Foodscience LLC		2,444,444		763,889		(18,860)		—		—		—
Gannet Fleming, Inc.		—		—		—		—		297,877		5,421
Health Management Associates, Inc.		155,005		65,102		4,384		210,806		124,004		6,194
Hill Country Dairies, Inc.		870,968		508,065		(19,932)		—		—		—
HMN Acquirer Corp.		1,041,667		625,000		(8,169)		—		—		—
In Vitro Sciences LLC		7,111		177,778		(11,611)		—		—		—
Integrated Openings Solutions LLC		4,120,879		303,297		(31,676)		—		—		—
Jetson Buyer, Inc.		—		443,656		(13,834)		—		—		—
Krayden Holdings, Inc.		1,393,071		574,269		9,798		517,388		272,309		7,897
Leap Service Partners LLC		752,941		517,647		13,234		—		—		—
Library Associates LLC		—		72,418		638		—		72,418		651
Lockmasters Security Intermediate, Inc.		878,274		205,895		2,875		—		—		—
M&D Midco, Inc.		1,045,311		763,871		3,848		233,629		225,607		6,429
Midwest Eye Services LLC		2,812,729		704,931		45,607		—		142,385		142
OIS Management Services LLC		1,185,503		167,626		5,956		—		167,626		503
Paint Intermediate III LLC		—		—		—		—		216,516		3,464
PAK Quality Foods Acqusition LLC		537,313		313,433		9,755		537,313		268,657		—
Pediatric Home Respiratory Services LLC		900,000		420,000		(19)		—		—		—
PNB Holdings III LLC		1,227,273		490,909		2,969		—		—		—
Purple Cow Buyer LLC		1,041,881		277,835		(516)		—		—		—
QM Buyer, Inc.		1,222,222		611,111		(233)		—		—		—
Rapid Buyer LLC		1,295,585		647,793		(10,299)		—		—		—
Redwood MSO LLC		786,517		337,079		(100)		—		—		—
Refocus Management Services LLC		680,000		210,526		7,587		—		—		—
Renovation Systems LLC		142,865		68,894		2,810		—		—		—
RPC TopCo, Inc.		—		545,455		2,341		—		—		—
Security Services Acquisition Sub Corp.		—		—		—		1,245,556		—		23,043
Simon Pearce LLC		—		642,857		(245)		—		—		—
Star Logistics & Hospitality Services LLC		1,232,143		535,714		(32,401)		—		—		—
Stellar Buyer LLC		1,639,073		819,536		(12,846)		—		—		—
Steward Partners Global Advisory LLC		317,951		311,716		10,841		480,043		311,716		8,313
SurfacePrep Buyer LLC		227,397		479,452		10,226		—		—		—
The Smilist DSO LLC		2,086,698		140,351		1,959		—		—		—
VPD Management, Inc.		2,299,948		137,143		5,715		—		—		—
WeLocalize, Inc.		—		354,142		(4,427)		—		—		—
WWEC Holdings III Corp.		824,818		434,020		15,110		—		220,719		2,318
XpressMyself.com LLC		—		233,050		3,900		—		233,050		2,797
Total		$46,297,003		$18,648,965		($13,328)		$6,087,852		$4,427,214		$85,455

9
4

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
Offering and Organization Offering Costs
Organization costs are expensed as incurred. During the year ended December 31, 2024 and the period ended December 31, 2023, the Fund incurred organization costs of $24,253 and $504,583, respectively. Offering costs are accounted for as a deferred charge by the Fund and will be amortized to expense over 12 months from the BDC Election Date. During the year ended December 31, 2024 and December 31, 2023, $209,918 and $104,697, respectively, of offering costs were expensed. As of December 31, 2024 and December 31, 2023, $0 and $325,450, respectively, of unamortized offering costs are included in Other assets within the Consolidated Statements of Assets and Liabilities.
Consolidated Statements of Cash Flows.
A Statement of cash flows is presented when a certain percentage of the Fund’s investments is classified as Level 3 in the fair value hierarchy. Information on financial transactions that have been settled through the receipt and disbursement of cash is presented in the Consolidated Statements of Cash Flows. The cash amount shown in the Consolidated Statements of cash flows is the amount included in the Fund’s Consolidated Statements of Assets and Liabilities and represents the cash on hand at the Fund’s custodian and does not include any short-term investments.
Federal income taxes.
The Fund continues to qualify as a regulated investment company by complying with the applicable provisions of the Internal Revenue Code and will not be subject to federal income tax on taxable income that is distributed to shareholders. Therefore, no federal income tax provision is required.
Due to certain Internal Revenue Code rules, future realized gain/loss may be offset by built in gains acquired from when the entity was a partnership.
As of December 31, 2024 and December 31, 2023, the Fund had no uncertain tax positions that would require financial statement recognition, derecognition or disclosure. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years.
Distribution of income and gains.
Distributions to shareholders from net investment income and net realized gains, if any, are recorded on the ex-date. The Fund generally declares and pays dividends quarterly. Capital gain distributions, if any, are typically distributed annually.
The tax character of distributions for the year ended December 31, 2024 and for the period July 17, 2023 (commencement of operations) to December 31, 2023 was as follows:

	December 31, 2024	December 31, 2023
Ordinary Income	$8,773,476	$1,491,569
As of December 31, 2024 and December 31, 2023, the components of distributable earnings on a tax basis consisted of $72,825 and $0 of undistributed ordinary income and $93,525 and $0 of undistributed long-term capital gains, respectively.
Such distributions and distributable earnings, on a tax basis, are determined in conformity with income tax regulations, which may differ from US GAAP. Distributions in excess of tax basis earnings and profits, if any, are reported in the Fund’s financial statements as a return of capital.
Capital accounts within the financial statements are adjusted for permanent book-tax differences. These adjustments have no impact on net assets or the results of operations. Temporary book-tax differences, if any, will reverse in a subsequent period. Book-tax differences are primarily attributable to partnerships tracking.

9
5

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
Management fee
. The Fund has an investment management agreement with the Advisor under which the Fund pays an annual fee rate of 1.25% of monthly net assets effective on and after October 3, 2023. The management fee is payable monthly in arrears.
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
The expense reductions described above amounted to $1,193,279 and $906,032 for the year ended December 31, 2024 and for the period July 17, 2023 (commencement of operations) to December 31, 2023, respectively.
Expenses waived or reimbursed in the current fiscal period are not subject to recapture in future fiscal periods.
The management fees, including the impact of the waivers and reimbursements as described above, incurred for the year ended December 31, 2024 and the period July 17, 2023 (commencement of operations) to December 31, 2023, were equivalent to a net annual effective rate of 0.16% and 0.00%, respectively, of the Fund’s average monthly net assets.
Incentive fee.
The Fund has agreed to pay the Advisor an Incentive Fee commencing on and after October 3, 2024. A portion of the incentive fee is based upon pre-incentive fee net investment income and a portion is based on capital gains.
Incentive Fee Based on Income
The first part of the Incentive Fee, referred to as the “Incentive Fee on Income,” is based on “Pre-Incentive Fee Net Investment Income Returns.” Pre-Incentive Fee Net Investment Income Returns means, as the context requires, either the dollar value of, or percentage rate of return on, the value of net investment income, which will include interest income, dividend income and any other income (including any other fees (other than fees for providing managerial assistance), such as commitment, origination, structuring, diligence and consulting fees or other fees that the Fund receives from portfolio companies) accrued during the month, minus our operating expenses accrued for the month (including the Management Fee, any fee waiver or expense limitation by the Advisor, expenses payable under the Service Agreement, and any interest expense or fees on any credit facilities or outstanding debt and dividends paid on any issued and outstanding preferred shares, but excluding the Incentive Fee on Income and any shareholder servicing and/or distribution fees).
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

9
6

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
(ii) 100% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of 1.715% (6.86% annualized) of the average beginning monthly net assets of the Fund for the applicable quarterly payment period. This portion of Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than 1.715%) is referred to as the “catch-up.” The “catch-up” is meant to provide the Advisor with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.715% in any calendar quarter and
(iii) 12.5% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.715% (6.86% annualized) of the Fund’s average beginning monthly net assets for the applicable quarterly payment period. This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to the Advisor.
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
Each year, the fee paid for the Incentive Fee on Capital Gains is net of the aggregate amount of any previously paid Incentive Fee on Capital Gains for all prior periods. The Fund will accrue, but will not pay, an Incentive Fee on Capital Gains with respect to unrealized appreciation because an Incentive Fee on Capital Gains would be owed to the Advisor if the Fund was to sell the relevant investment and realize a capital gain. In no event will the Incentive Fee on Capital Gains payable pursuant to this Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
Any of the fees payable to the Advisor under the Investment Advisory Agreement for any partial period will be appropriately prorated.
The Advisor is under no obligation to repay any Incentive Fees previously paid by the Fund.
For the year ended December 31, 2024, the incentive fee amounted to $469,067. As of December 31, 2024, $469,067 remained payable.
During the period July 17, 2023 (commencement of operations) to December 31, 2023, there was no incentive fee charged as commencement of the incentive fee was October 3, 2024.
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
These accounting and legal services fees incurred for the year ended December 31, 2024 and the period July 17, 2023 (commencement of operations) to December 31, 2023 amounted to an annual rate of 0.04% and 0.09%, respectively, of the Fund’s average monthly net assets.
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

9
7

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
During the year ended December 31, 2024 commitments entered into by the Fund pursuant to the Exemptive order amounted to $168,490,435, including unfunded commitments of $56,575,687.
During the period July 17, 2023 (commencement of operations) to December 31, 2023 commitments entered into by the Fund pursuant to the Exemptive order amounted to $11,493,732, including unfunded commitments of $3,468,331.
Note 5 – Borrowings
On July 26, 2023, the Board and the Fund’s sole shareholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Fund and such election became effective the following day. As a result of this approval, the Fund’s applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200% and the Fund is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2024, the asset coverage ratio was 310%.
JPM Funding Facility
On March 26, 2024, Manulife Private Credit Fund SPV, LLC, a wholly owned consolidated subsidiary of the Fund, entered into a Loan and Security Agreement (the JPM Funding Facility), as borrower (the “Borrower”), with the Fund, as the parent and portfolio manager, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of up to $150 million with a reinvestment period ending March 26, 2027 and an initial final maturity date of March 26, 2029. The JPM Funding Facility also provides for a feature that allows the Borrower, subject to certain conditions, to increase the overall size of the JPM Funding Facility to a maximum of $500 million. In addition, on March 26, 2024, the Fund, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which the Borrower will either purchase certain corporate loans or receive contributions of cash or such corporate loans, (collectively, the Loans), from time to time, originated by the Fund or its affiliates. On November 26, 2024, Manulife Private Credit Fund SPV, LLC entered into a First Amendment to the JPM Funding Facility, which provides for a decrease in the interest rate on borrowings under the JPM Funding Facility from an applicable margin of 2.70% to 2.30%, in each case over Term SOFR or an alternate base rate; an increase in commitment fee on the undrawn balance of 0.55% per annum (or, 0.30% during ramp-up period) to 0.75% (or, 0.50% during ramp-up period), removal of the administration agency fee, extends the maturity of the JPM Funding Facility to November 26, 2029; and resets the investment period and call protection.
The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. Borrowings under the JPM Funding Facility will bear interest at Term SOFR or an alternate base rate, in each case plus an applicable margin equal to 2.30% as amended on November 26, 2024, subject to increases for default rate interest from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an upfront fee, an administrative agency fee (removed November 26,2024) and a commitment fee on the undrawn balance of 0.75% per annum (or, during the March 26, 2024 to March 27, 2025 ramp-up period, 0.50% per annum) as amended on November 26, 2024 on the average daily unused facility amount.
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
As of December 31, 2024, the Fund had outstanding borrowings of $53,200,000 at an average interest rate of 6.80%, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $12,690,385 and the weighted average interest rate was 7.32%.

9
8

The Fund recorded the following interest expense, unused commitment fee and other credit facility related fees on the JPM Funding Facility as Interest and credit facility expenses on the Consolidated Statements of Operations during the year ended December 31, 2024:

December 31, 2024
Interest expense	$670,482
Unused commitment fee and administration fee	576,809
Other credit facility related fees	544,186

$1,791,477
In connection with the JPM Funding Facility, the SPV pays an upfront fee which is deferred and amortized over the life of the JPM Funding Facility using the straight-line method. During year ended December 31, 2024, $234,564 of the upfront fee was amortized and included in Interest and credit facility expenses and $55,018 of related upfront legal fees was expensed and included in Professional fees on the Consolidated Statements of Operations and at December 31, 2024, $1,830,038 of unamortized upfront fee is included in Deferred financing cost on the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2024, legal fees related to establishing the JPM Funding Facility were capitalized and are being amortized over the life of the facility.
JH Funding Revolving Promissory Note Agreement
On July 17, 2023, the Fund entered into a revolving promissory note agreement with JH Funding. The aggregate outstanding borrowings under the agreement with JH Funding for the Fund would not exceed $30 million. There were no upfront fees or commitment fees paid by the Fund in connection with the agreement. As of December 31, 2024 and December 31, 2023, the Fund did not have any borrowings outstanding under the agreement with JH Funding. The agreement terminated upon the effective date of the JPM Funding Facility on March 26, 2024.
Note 6 – Shares of beneficial interest
At December 31, 2024, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 32.4%, 13.9% and 53.7%, respectively of the Class NAV shares of beneficial interest outstanding.
At December 31, 2023, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 54.2%, 23.3% and 22.5%, respectively of the Class NAV shares of beneficial interest outstanding.
Note 7 – Purchase and sale of securities
Purchases and sales of securities, other than short-term investments for the year ended December 31, 2024 and the period from July 17, 2023 (Inception) through December 31, 2023 was as follows:

Year ended December 31, 2024		Period from July 17, 2023 (Inception) through December 31, 202 3
Purchases	Sales	Purchases	Sales
$119,369,167	$14,769,563	$51,279,966	$4,023,798

9
9

Note 8 – Consolidated Financial Highlights

	For the year ended December 31, 2024	Period from July 17, 2023 (Inception) through December 31, 2023
	Class NAV	Class NAV
Per share operating performance
Net asset value, beginning of period	$20.74	$20.00
Net investment income (1)	1.66	0.95
Net realized and unrealized gain (loss) on investments	0.04	0.26

Total from investment operations	1.70	1.21
Less distributions to common shareholders
From investment income	(1.64)	(0.47)

Total distributions	(1.64)	(0.47)

Net asset value, end of period	$20.80	20.74

Total return (%) (2)	8.47%	6.03	% (3)

Ratios and supplemental data
Net assets, end of period (in millions)	$111	$66
Ratios (as a percentage of average net assets):
Expenses before reductions	4.86%	2.28	% (4)
Expenses including reductions	3.77%	0.48	% (4)
Interest and credit facility expenses	1.84%	—
Incentive fees	0.43%	—
Expenses including reductions (excluding interest and credit facility expenses and incentive fees)	1.50%	0.48	% (4)
Net investment income	7.82%	4.61	% (4)
Portfolio turnover	15%	10%
Total debt outstanding end of period (in millions)	$53	—
Asset coverage per $1,000 of debt, end of period (5)	$3,095	—

(1)	Based on average monthly shares outstanding.
(2)	Total return would have been lower had certain expenses not been reduced during the applicable period.
(3)	Not annualized.
(4)	Annualized. Certain expenses have been presented unannualized.
(5)
Asset coverage equals the total net assets plus borrowings divided by the borrowings of the Fund outstanding at period end (Note 5). As debt outstanding changes, the level of invested assets may change accordingly. Asset coverage ratio provides a measure of leverage.

Note 9 – New accounting pronouncement
In this reporting period, the Fund adopted Financial Accounting Standards Board Accounting Standards Update 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (ASU 2023-07). Adoption of the new standard impacted financial statement disclosures only and did not affect the Fund’s financial position or the results of its operations. The management committee of the Advisor acts as the Fund’s chief operating decision maker (the CODM), assessing performance and making decisions about resource allocation. The Fund represents a single operating segment, as the CODM monitors and assesses the operating results of the Fund as a whole, and the fund long-term strategic asset allocation is managed in accordance with the terms of its registration statement, based on a defined investment strategy which is executed by the Fund’s portfolio management team. Segment assets are reflected in the Consolidated statement of assets and liabilities as “Total assets”, which consists primarily of total investments at value. The financial information, including the measurement of profit and loss and significant expenses, provided to and reviewed by the CODM is consistent with that presented within the Consolidated statements of operations, which includes “Increase (decrease) in net assets from operations”, Consolidated statements of changes in net assets, which includes “Increase (decrease) from share transactions”, and Consolidated financial highlights, which includes total return and income and expense ratios.

1
00

Note 10 – Subsequent Events
Events or transactions occurring after the end of the
period
through the date that the consolidated financial statements were issued have been evaluated in the preparation of the consolidated financial statements. The Fund has concluded that there is no impact requiring adjustment or disclosure in the consolidated financial statements.

1
01

Federal Income Tax Information (Unaudited)
For federal income tax purposes, the following information is furnished with respect to the distributions of the Fund, if any, paid during its taxable year ended December 31, 2024.
The fund reports the maximum amount allowable as Section 163(j) Interest Dividends.
Qualified Interest Income (QII)
Nonresident Alien (NRA) shareholders are normally subject to a 30% (or lower tax treaty rate depending on the country) NRA withholding tax on income and short-term capital gain dividends paid by a mutual fund, unless such dividends are designated as qualified interest income or qualified short- term capital gains, and therefore exempt from NRA withholding tax. Under the American Jobs Creation Act of 2004, the following percentages of ordinary dividends paid during the fiscal year ended December 31, 2024 are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code.

	Q1	Q2	Q3	Q4
QII	97.19%	99.82%	98.76%	99.12%

10
2

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Item 9B. Other Information.
During the fiscal quarter ended September 30, 2024, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Trustees and Executive Officers
The Board has overall responsibility to oversee the business affairs of the Fund, including the complete and exclusive authority to oversee and to establish policies regarding the management, conduct and operation of the Fund’s business. The Board oversees the management of the Fund, including the services performed by the Advisor under the Investment Advisory Agreement. The Board currently consists of four Trustees, three of whom are not “interested persons,” as defined in the 1940 Act, of the Fund or the Advisor and are “independent,” as determined by the Board. We refer to these individuals as our Independent Trustees. The Board elects our executive officers, who serve at the discretion of the Board of Trustees.

Trustees
Information regarding the Board of Trustees is as follows:
Independent Trustees

Name (Birth Year)	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Hassell H. McClellan (1945)	Trustee and Chairperson of the Board (since 2023)	Director/Trustee, Virtus Funds (2008-2020); Director, The Barnes Group (2010-2021); Associate Professor, The Wallace E. Carroll School of Management, Boston College (retired 2013). Trustee (since 2005) and Chairperson of the Board (since 2017) of various trusts within the John Hancock Fund Complex.

Grace K. Fey (1946)	Trustee (since 2023)	Chief Executive Officer, Grace Fey Advisors (since 2007); Director and Executive Vice President, Frontier Capital Management Company (1988– 2007); Director, Fiduciary Trust (since 2009). Trustee of various trusts within the John Hancock Fund Complex (since 2008).

Deborah C. Jackson (1952)	Trustee (since 2023)	President, Cambridge College, Cambridge, Massachusetts (2011–2023); Board of Directors, Amwell Corporation (since 2020); Board of Directors, Massachusetts Women’s Forum (2018-2020); Board of Directors, National Association of Corporate Directors/New England (2015-2020); Chief Executive Officer, American Red Cross of Massachusetts Bay (2002– 2011); Board of Directors of Eastern Bank Corporation (since 2001); Board of Directors of Eastern Bank Charitable Foundation (since 2001); Board of Directors of Boston Stock Exchange (2002–2008); Board of Directors of Harvard Pilgrim Healthcare (health benefits company) (2007– 2011). Trustee of various trusts within the John Hancock Fund Complex (since 2008).
Interested Trustee

Name (Birth Year)	Term of Office and Length of Time Served	Principal Occupation(s) During Past 5 Years
Ian Roke (1969)	Non-Independent Trustee (since 2023); President (since 2023)	Global Head of Asset Liability Management for Manulife (since 2022) Vice President, Product Support & Investment Strategy, Global Asset Liability Management for John Hancock and Manulife (2013 to 2022); Trustee and President, John Hancock GA Mortgage Trust and John Hancock GA Senior Loan Trust (since 2020).
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

Interested Trustee
Ian Roke — Mr. Roke joined John Hancock in 1992. Through his position as Global Head of Asset Liability Management (ALM) for the Manulife/John Hancock General Account Investment Team, Mr. Roke has experience in managing interest rate and other market risks for Manulife/John Hancock’s global life insurance businesses. Mr. Roke also has significant experience in overseeing strategic asset allocations and hedging strategies as part of the ALM team, as well as in insurance product development, pricing, and financial/operational risk management. Mr. Roke also serves on the John Hancock 401(k)/Pension Investment Committee. Mr. Roke holds a Bachelor’s Degree from Bryant University and has earned the professional designations of Fellow Society of Actuaries (FSA) and Charted Financial Analyst (CFA).
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
Executive Officers Who are Not Trustees
Information regarding our executive officers who are not Trustees is as follows:

Name (Birth Year)	Position(s) with the Fund	Principal Occupation(s) During Past 5 Years
Heidi Knapp (1970)	Treasurer and Chief Financial Officer (since 2023)	Vice President, John Hancock Life Insurance Company (U.S.A.) (since 2017, including prior positions); Vice President, John Hancock Life Insurance Company of New York (since 2017, including prior positions); Vice President, John Hancock Life & Health Insurance Company (since 2017, including prior positions); Vice President, Manulife Investment Management Private Markets (US) LLC (since 2017, including prior positions); Chief Treasurer and Chief Financial Officer, John Hancock GA Mortgage Trust (since 2019).

Brian VanDelinder (1979)	Chief Compliance Officer (since 2023)	Compliance lead for Manulife Investment Management’s Private Equity and Credit Group (since 2020). Chief Compliance Officer to Manulife’s proprietary private registered investment companies (since 2023, Deputy CCO 2018-2023). Mr. VanDelinder has supported compliance assessment and testing efforts across the organization’s advisors and General Account and has served as the Deputy Chief Compliance Officer for Manulife’s US Public Markets advisor (2016-2018).

Christopher Sechler (1973)	Chief Legal Officer (since 2024)	Vice President and Deputy Chief Counsel, John Hancock Investment Management (since 2015); Assistant Vice President and Senior Counsel, John Hancock Investment Management (2009–2015); Assistant Secretary of John Hancock Investment Management and John Hancock Variable Trust Advisers (since 2009); Chief Legal Officer and Secretary of various registered investment companies within the John Hancock Fund Complex (since 2009, including prior positions).

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
Audit Committee
The audit committee operates pursuant to a charter and consists of three members, including a chairperson of the audit committee. The audit committee members are Mses. Fey (Chairperson) and Jackson and Mr. McClellan. Each of the members of the audit committee meets the independence requirements of Rule 10A-3 of the Exchange Act and, in addition, is not an “interested person,” as defined in Section 2(a)(19) of the 1940 Act, of the Fund or of the Advisor. The Board of Trustees has determined that Ms. Fey is an “audit committee financial expert” as defined by Item 407 of Regulation S-K promulgated under the Exchange Act. The primary function of the audit committee is to oversee the integrity of the Fund’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The audit committee is responsible for selecting, engaging and discharging the Fund’s independent registered public accounting firm, reviewing the plans, scope and results of the audit engagement with the Fund’s independent accountants, approving professional services provided by the Fund’s independent registered public accounting firm (including compensation therefor) and reviewing the independence of the Fund’s independent registered public accounting firm.
A copy of the charter of the audit committee is available in print to any shareholder who requests it, and it will also be available via the Fund’s password-protected investor portal. The Fund intends to post a copy of the audit committee charter on the Investor Relations portion of the Fund’s public website once available.
Nominating and Governance Committee
The nominating and corporate governance committee operates pursuant to a charter and consists of three members, including a chairperson of the nominating and governance committee. The nominating and governance committee members are Mses. Jackson (Chairperson) and Fey and Mr. McClellan. Each of the members of the nominating and governance committee is not an “interested person,” as defined in Section 2(a)(19) of the 1940 Act, of the Fund or of the Advisor. The primary function of the nominating and governance committee is to consider and make recommendations to the Board of Trustees regarding certain governance matters, including selection of Trustees for election, selection of Trustee nominees to fill vacancies on the Board of Trustees or a committee thereof, development and revision, as appropriate, of applicable corporate governance documentation and practices and oversight of the evaluation of the Board of Trustees.

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
Board Leadership Structure
The Board’s role in management of the Fund is oversight. As is the case with virtually all investment companies (as distinguished from operating companies), service providers to the Fund, primarily the Advisor, have responsibility for the day-to-day management of the Fund, which includes responsibility for risk management (including management of investment performance and investment risk, valuation risk, issuer and counterparty credit risk, compliance risk and operational risk). As part of its oversight, the Board, acting at its scheduled meetings and between Board meetings, regularly interacts with and receives reports from senior personnel of service providers, including the Advisor’s senior managerial and financial officers, the Fund’s and the Advisor’s Chief Compliance Officer and portfolio management personnel. The Board’s Audit Committee, which consists of all of the Fund’s Independent Trustees, meets during its scheduled meetings, and, as appropriate, the chair of the Audit Committee maintains contact with the independent registered public accounting firm and Principal Accounting Officer of the Fund. The Board also receives periodic presentations from senior personnel of the Advisor regarding risk management generally, as well as information regarding specific operational, compliance or investment areas, such as business continuity, valuation and investment research. The Board has adopted policies and procedures designed to address certain risks to the Fund. In addition, the Advisor and other service providers to the Fund have adopted a variety of policies, procedures and controls designed to address particular risks to the Fund. Different processes, procedures and controls are employed with respect to different types of risks. However, it is not possible to eliminate all of the risks applicable to the Fund. The Board also receives reports from counsel to the Fund or the Board’s own independent legal counsel regarding regulatory compliance and governance matters. The Board’s oversight role does not make the Board a guarantor of the Fund’s investments or activities.
The Fund’s Trustees, including the three Independent Trustees, interact directly with senior management of the Advisor at scheduled meetings and between meetings as appropriate and an Independent Trustee chairs the Audit Committee. The Board has determined that its leadership structure, is appropriate in light of the specific characteristics and circumstances of the Fund, including, but not limited to: (i) the services that the Advisor provides to the Fund and potential conflicts of interest that could arise from this relationship, (ii) the extent to which the day-to-day operations of the Fund are conducted by Fund officers, respectively, and employees of the Advisor, (iii) the Board’s oversight role in management of the Fund, and (iv) the Board’s size and the cooperative working relationship among the Independent Trustees and among all Trustees.

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

10
8

Portfolio Management
Investment Personnel
The management of our investment portfolio is the responsibility of the Advisor’s Investment Committee which is comprised of seven members (currently, Vipon Ghai, Brian Albert, Joe Romic, Mike King, Jeff Bottcher, Ryan Reko and Devon Russell). The members of the Investment Committee are not employed by us and receive no compensation from us in connection with their portfolio management activities. Biographical information relating to the Investment Committee members can be found further below.
Investment Committee
Investment opportunities and follow-on investments in existing portfolio companies will generally require approval of the Investment Committee. The investment personnel may also evaluate investment opportunities to reach the investment conclusion. The Investment Committee will meet regularly to consider our investments, direct our strategic initiatives and supervise the actions taken by the Advisor on our behalf. In addition, the Investment Committee reviews and determines whether to make prospective investments identified by the Advisor and monitors the performance of our investment portfolio. The day-to-day management of investments approved by the Investment Committees will be overseen by investment personnel.
All of the Investment Committee members have financial interests in, and may receive compensation and/or profit distributions from, the Advisor. None of the Investment Committee members receive any direct compensation from us. The members of the Investment Committee primarily responsible for the day-to-day management of the Fund also manage other registered investment companies, other pooled investment vehicles and other accounts.
Members of the Investment Committee Who Are Not Our Trustees or Executive Officers
Vipon Ghai, Senior Managing Director - Mr. Ghai is Senior Managing Director and Global Head of Private Equity and Credit at Manulife. He is responsible for a portfolio and team that manages over US$25 billion in private equity, mezzanine and private credit investments. In addition, Mr. Ghai also serves on the Investment Committees of all Private Equity and Credit products including the Senior Loans strategy. Mr. Ghai is a Certified Public Accountant (CPA, CMA) and a Chartered Financial Analyst (CFA) and holds an Honours Bachelor of Business Administration degree from Wilfrid Laurier University. He has over 31 years of experience including 24 years in Private Equity, 4 years in Corporate and Investment Banking and 3 years of operational experience. Mr. Ghai is currently and has been on the Board of Directors of several public and private companies in the US and Canada.
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

10
9

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

Item 11. Executive Compensation.
Compensation of Executive Officers
We do not currently have any employees and do not expect to have any employees. Each of our executive officers described under “Item 10. Directors, Executive Officers and Corporate Governance” is a principal, officer or employee of the Advisor or its affiliates, which manages and oversees our investment operations. In the future, the Advisor may directly retain personnel based upon its needs. None of the Fund’s officers receives direct compensation from the Fund.
Compensation of Trustees
The Fund compensates each Trustee who is not an Interested Trustee. For the fiscal year ended December 31, 2024, the Independent Trustees received an annual fee of $80,000 (prorated for any partial year). The chair of the Audit Committee and Nominating and Governance Committee received an additional fee of $16,000 per year. We are also authorized to pay the reasonable out-of-pocket expenses for each Independent Trustee incurred in connection with fulfillment of his or her duties as Independent Trustees.
We have obtained directors’ and officers’ liability insurance on behalf of our trustees and officers. We do not have a profit-sharing or retirement plan, and Trustees do not receive any pension or retirement benefits. No compensation is paid to trustees who are “interested persons.” The Board of Trustees reviews and determines the compensation of the Independent Trustees.
The compensation table below sets forth total compensation that each Trustee was paid for the year ended December 31, 2024:

	Total Compensation from the Fund	Total Compensation from the Fund Complex (1)
Hassell H. McClellan	$34,833	$860,100
Grace K. Fey	$29,167	$679,900
Deborah C. Jackson	$29,167	$559,900
Interested Trustee
Ian Roke (2)	$0	$0

(1)	The “Fund Complex” consists of the Fund and each other fund advised by the Advisor or the Advisor’s affiliate, John Hancock Investment Management LLC.
(2)	Mr. Roke is an Interested Trustee and, as such, does not receive compensation from the Fund or the Fund Complex for his services as trustee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 27, 2025, the beneficial ownership information with respect to our Class NAV shares for each Trustee, the Fund’s officers, those persons who directly or indirectly own, control or hold with the power to vote 5.0% or more of our outstanding Class NAV shares and all officers and Trustees, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. The address for each Trustee and officer listed below is c/o Manulife Private Credit Fund, 197 Clarendon Street, Boston, MA 02116.

Percentage of Class NAV shares outstanding
Name Five Percent Shareholders	Type of Ownership	Shares owned	Percentage
Manufacturers Life Reinsurance Limited(1)	Beneficial	744,978.07	12.26%
Manulife International Limited (Hong Kong)(2)	Beneficial	1,738,282.15	28.61%
Manulife Private Credit Plus Fund(3)	Beneficial	3,593,388.53	59.13%
Independent Trustees
Hassell H. McClellan	N/A	—	—
Grace K. Fey	N/A	—	—
Deborah C. Jackson	N/A	—	—
Interested Trustee
Ian Roke	N/A	—	—
Executive Officers Who Are Not Trustees
Heidi Knapp	N/A	—	—
Christopher Sechler	N/A	—	—
Brian VanDelinder	N/A	—	—
All Trustees and Executive Officers as a Group (7 persons)		—	—%

(1)	The Goddard Building Haggatt Hall, St. Michael, C8 BB11059
(2)	22 F Manulife Financial Center, 223-231Wai Yip Street, Kwun Tong Kowloon, K3 999077
(3)	200 Berkeley Street, Boston, MA 02116

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The Fund will be subject to certain conflicts of interest with respect to the services the Advisor provides to us. You should be aware that individual conflicts will not necessarily be resolved in favor of your interest. The foregoing list of conflicts does not purport to be a complete enumeration or explanation of the actual and potential conflicts involved in an investment in the Fund.

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Fund does, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisors to future investment vehicles affiliated with Manulife or John Hancock. In the future, these persons and other affiliates of Manulife and John Hancock may organize other debt-related programs and acquire for their own account debt-related investments that may be suitable for us.

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

Investment Advisory Agreement and Service Agreement

Pursuant to the Investment Advisory Agreement, the Advisor provides us with investment advisory services for which we pay the Advisor a Management Fee, monthly in arrears, at an annual rate of 1.25% of the value of the Fund’s monthly net assets, as well as an Incentive Fee based on performance commencing on and after October 3, 2024. For a two-year term, beginning on the BDC Election Date and ending on October 3, 2025, the Advisor has agreed to the Management Fee Waiver. See “Item 1. Business – Management Agreements” for a description of how the fees payable to the Advisor are determined.

For the year ended December 31, 2024, the amount of the Management Fee incurred was $1.4 million, of which $1.2 million was waived or reimbursed by the Advisor pursuant to the Management Fee Waiver or the Expense Limitation and Reimbursement Agreement.

For the period from July 17, 2023 (commencement of operations) to December 31, 2023, the amount of the Management Fee incurred was $0.18 million, all of which was waived or reimbursed by the Advisor pursuant to the Management Fee Waiver or the Expense Limitation and Reimbursement Agreement.

The Incentive Fee will be computed and paid on income that we may not have yet received in cash. This fee structure may create an incentive for our Advisor to invest in certain types of securities that may have a high degree of risk. We will rely on input from investment professionals from our Advisor to value our portfolio investments. Our Advisor’s Management Fee and Incentive Fee will be based on the value of our investments, and there may be a conflict of interest when personnel of our Advisor assist in determining periodic fair values for our portfolio investments.

For the year ended December 31, 2024, the amount of incentive fee incurred was $0.469 million pursuant to the Investment Advisory Agreement. There was no Incentive Fee incurred for the period from July 17, 2023 (commencement of operations) to December 31, 2023 as commencement of the Incentive Fee was October 3, 2024.

Pursuant to the Service Agreement, the Advisor is responsible for providing, at the expense of the Fund, certain treasury, valuation and portfolio and cash management services to the Fund. Pursuant to the Service Level Agreement, JHIM provides certain financial, accounting and administrative services such as legal, tax, accounting, financial reporting and performance, compliance and service provider oversight services. Pursuant to the Service Agreement, the Advisor shall determine, subject to Board approval, the expenses to be reimbursed by the Fund, including an overhead allocation. The payments under the Service Agreement are not intended to provide a profit to the Advisor. Instead, the Advisor provides the services under the Service Agreement because it also provides advisory services under the Investment Advisory Agreement. The reimbursement shall be paid monthly in arrears by the Fund. See “Item 1. Business – Management Agreements” for a description of our obligation to reimburse the Advisor under the Service Agreement. Similarly, under the Service Level Agreement, the Advisor pays JHIM compensation on an at-cost basis, and JHIM does not earn any profit.

For the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023, the amount incurred related to the Service Agreement was $0.03 million $0.01 million, respectively.

Expense Limitation and Reimbursement Agreement

The Fund has entered into an Expense Limitation Agreement with the Advisor for a two-year term beginning on the BDC Election Date and ending on the Limitation Period. The Advisor and the Fund may extend the Limitation Period for a period of one year on an annual basis. Pursuant to the Expense Limitation Agreement, the Advisor has agreed that it will pay, absorb or reimburse the Fund’s aggregate monthly Expenses on the Fund’s behalf (which, for the avoidance of doubt, may include any Expenses incurred prior to the effective date of the Investment Advisory Agreement), to ensure that the Fund’s aggregate monthly Expenses during the Limitation Period do not exceed the Expense Cap. For any month in which the Fund’s aggregate monthly Expenses exceed the Expense Cap, the Advisor will make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor may also directly pay expenses on behalf of the Fund and waive reimbursement under the Expense Limitation Agreement. See “Item 1. Business – Management Agreements—Expense Limitation and Reimbursement Agreement”

The expense reductions described above amount to about $1.2 million and $0.9 million for the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023, respectively.

Co-Investment

Pursuant to the Co-Investment Exemptive Order from the SEC, the Fund is permitted to negotiate certain investments with entities with which it may be restricted from doing so under the 1940 Act, such as the Advisor and its affiliates. The Co-Investment Exemptive Order permits co-investment with other funds managed by the Advisor or its affiliates in a manner consistent with the Fund’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. Under the Co-Investment Exemptive Order, the Fund will be permitted to co-invest with affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) of the Fund’s independent trustees make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching of the Fund or shareholders by any person concerned and (2) the transaction is consistent with the interests of shareholders and is consistent with the Fund’s investment objective and strategies.

During the year ended December 31, 2024 commitments entered into by the Fund pursuant to the Exemptive order amounted to $168,490,435, including unfunded commitments of $56,575,687.

During the period July 17, 2023 (commencement of operations) to December 31, 2023 commitments entered into by the Fund pursuant to the Exemptive order amounted to $11,493,732, including unfunded commitments of $3,468,331.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Ernst & Young LLP for the Fund for the audit of the Fund’s annual financial statements or services that are normally provided by the accountant(s) in connection with statutory and regulatory filings or engagements amounted to $190,000 and $160,000 for the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023. These fees were billed to the Fund and were approved by the Fund’s Audit Committee.

Audit-Related Services

Audit-related fees are for any services by Ernst & Young LLP rendered to the Fund that are reasonably related to the performance of the audit or reviews of the Fund’s financial statements (but not reporting as audit fees above) and billed to the Fund or to the Fund’s Advisor, and any entity controlling, controlled by, or under common control with the Advisor (“control affiliates”). The aggregate audit-related fees billed by Ernst &Young LLP amounted to $0 and $5,000 for the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023. The nature of the services comprising the audit-related fees was the review of the Fund’s registration statement.

Tax Fees

The aggregate fees for the Fund billed for professional services rendered by Ernst & Young LLP for the tax compliance, tax advice and tax planning (“tax fees”) amounted to $15,750 and $23,250 for the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023. The nature of the services comprising the tax fees was the review of the Fund’s tax returns and tax distribution requirements. These fees were billed to the Fund and were approved by the Fund’s Audit Committee.

All Other Fees

All other fees billed to the Fund or control affiliates for products and services provided by Ernst & Young LLP amounted to $0 for the year ended December 31, 2024 and the period from July 17, 2023 (commencement of operations) to December 31, 2023.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report

The following documents are filed as part of this annual report:

(1)	Financial Statements - Financial statements are included in Item 8. See the Index to the financial statements on page 70 of this annual report on Form 10-K.

(2)

Financial Statement Schedules - None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the statements or notes to the consolidated financial statements.

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

(b)	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

3.1	Certificate of Trust(1)

3.2	Certificate of Amendment to Certificate of Trust(1)

3.3	Amended and Restated Agreement and Declaration of Trust(2)

3.4	Bylaws(1)

4.1	Form of Subscription Agreement(2)

4.2	Description of Securities(3)

10.1	Investment Advisory Agreement(1)

10.2	Amended and Restated Service Agreement(1)

10.3	Custody Agreement(2)

10.4	Form of Expense Limitation and Reimbursement Agreement(4)

10.5	Dividend Reinvestment Plan(1)

10.6	Placement Agency Agreement(1)

10.7	Services Agreement by and between the Fund and SS&C Technologies, Inc.(1)

10.8	Service Level Agreement(2)

10.9	Amendment to the Service Level Agreement(2)

10.10	Form of Fund of Funds Investment Agreement(3)

10.11	Intercompany Revolving Promissory Note(3)

10.12	Loan and Security Agreement, dated March 26, 2024, among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent(5)

10.13	Sale and Contribution Agreement, dated March 26, 2024, between Manulife Private Credit Fund, as seller, and Manulife Private Credit Fund SPV, LLC, as purchaser(6)

10.14	First Amendment to Loan and Security Agreement dated November 26, 2024 among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent(7)

14.1	Sarbanes-Oxley Code of Ethics(3)

14.2	Code of Ethics of the Fund(3)

21.1	List of Subsidiaries*

24.1	[Reserved]

24.2	Power of Attorney for Hassell H. McClellan*

24.3	Power of Attorney for Grace K. Fey*

24.4	Power of Attorney for Deborah C. Jackson*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCHS	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
(1)	Incorporated by reference to the Fund’s Form 10-12G filed by the Fund on August 4, 2023 (File No. 000-56578).
(2)	Incorporated by reference to Amendment No. 1 to the Fund’s Form 10-12G filed by the Fund on September 19, 2023 (File No. 000-56578).
(3)	Incorporated by reference to the Fund’s Annual Report on Form 10-K filed on February 28, 2024 (File No. 814-01664).
(4)	Incorporated by reference to the Fund’s Quarterly Report on Form 10-Q filed on August 13, 2024 (File No. 814-01664).
(5)	Incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed March 27, 2024 (File No. 814-01664).
(6)	Incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed March 27, 2024 (File No. 814-01664).
(7)	Incorporated by reference to Exhibit 10 to the Fund’s Current Report on Form 8-K, filed November 27, 2024 (File No. 814-01664).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K (the “Annual Report”) to be signed on its behalf by the undersigned thereunto duly authorized.

MANULIFE PRIVATE CREDIT FUND
Date: February 27, 2025	By:	/s/ Ian Roke
Name: Ian Roke
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Roke Ian Roke	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 27, 2025

/s/ Heidi Knapp Heidi Knapp	Chief Financial Officer (Principal Financial Officer)	February 27, 2025

/s/ Hassell H. McClellan* Hassell H. McClellan	Trustee and Chairman of the Board of Trustees	February 27, 2025

/s/ Grace K. Fey* Grace K. Fey	Trustee	February 27, 2025

/s/ Deborah C. Jackson*	Trustee	February 27, 2025
Deborah C. Jackson

*By:	/s/ Betsy Anne Seel
Betsy Anne Seel
As Attorney-In-Fact

*

The original powers of attorney authorizing Betsy Anne Seel to execute this Annual Report, and any amendments thereto, for the trustees of the Registrant on whose behalf this Annual Report is filed have been executed and filed as an Exhibit hereto.