Form 10-Q
period 2025-03-31
Manulife Private Credit Fund
filed 2025-05-13
CIK 1988280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
of the Exchange Act). Yes ☐ No ☒
As of March 31, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”). The number of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 13, 2025, was 7,511,781.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
Manulife Private Credit Fund
Consolidated Schedule of Investments
3-31-25
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 198.5% (Cost $251,166,003)				$252,137,189
Consumer discretionary 32.9%				41,766,652

Distributors 9.1%
All Glass & Window Holdings, Inc., Delayed Draw Term Loan (C)	—	03-26-31	1,282,051	1,272,436
All Glass & Window Holdings, Inc., Revolver (C)	—	03-26-31	769,231	757,692
All Glass & Window Holdings, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.296	03-26-31	3,643,247	3,588,598
Eastern Communications Solutions, Inc., Revolver (C)	—	12-30-30	1,031,519	1,021,203
Eastern Communications Solutions, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.549	12-30-30	4,956,060	4,918,890
Diversified consumer services 7.3%
Capital Construction LLC, Add-On Delayed Draw Term Loan (1, 3 and 6 month CME Term SOFR + 5.500%) (D)	9.964	10-22-26	498,307	499,553
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.923	10-22-26	325,731	326,546
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.923	10-22-26	1,130,938	1,133,765
Capital Construction LLC, Revolver (C)	—	10-22-26	508,039	508,039
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.923	10-22-26	834,310	836,396
Leap Service Partners LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.295	03-15-29	1,750,779	1,750,779
Leap Service Partners LLC, Delayed Draw Term Loan B (C)	—	03-15-29	2,022,971	2,022,971
Leap Service Partners LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.321	03-15-29	588,235	588,235
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.303	03-15-29	1,630,588	1,630,588
Hotels, restaurants and leisure 6.5%
Bandon Fitness, Inc., 4th Amendment Delayed Draw Term Loan (C)	—	07-27-28	1,705,489	1,705,489
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.469	07-27-28	566,085	566,085
Bandon Fitness, Inc., Revolver (C)	—	07-27-28	114,804	114,804
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.441	07-27-28	1,460,736	1,460,736
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.297	06-18-29	1,606,205	1,549,988
Star Logistics & Hospitality Services LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	9.177	06-18-29	535,714	516,964
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.295	06-18-29	2,339,464	2,257,583
Household durables 3.5%
Simon Pearce LLC, Revolver (C)	—	10-21-30	642,857	638,036
Simon Pearce LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.822	10-21-30	3,847,500	3,818,644
Leisure products 3.0%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	526,680
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-25 (Unaudited
)

	Rate (%)	Maturity date	Par value^	Value
Consumer discretionary (continued)
Leisure products (continued)
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.299	06-18-27	3,283,933	$3,275,724
Specialty retail 3.5%
RPC TopCo, Inc., Revolver (C)	—	09-02-31	545,455	545,455
RPC TopCo, Inc., Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.967	09-02-31	3,934,773	3,934,773
Consumer staples 10.0%				12,714,533

Consumer staples distribution and retail 2.3%
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	537,313
PAK Quality Foods Acquisition LLC, Revolver (C)	—	12-28-29	313,433	313,433
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.185	12-28-29	2,122,388	2,122,388
Food products 7.7%
Foodscience LLC, Delayed Draw Term Loan (C)	—	11-14-31	2,444,444	2,407,778
Foodscience LLC, Revolver (C)	—	11-14-31	763,889	752,431
Foodscience LLC, Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.967	11-14-31	2,285,938	2,251,648
Hill Country Dairies, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.041	08-01-30	1,088,710	1,050,605
Hill Country Dairies, Inc., Revolver (3 month CME Term SOFR + 4.750%) (C)	9.041	08-01-30	725,806	700,403
Hill Country Dairies, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.041	08-01-30	2,672,056	2,578,534
Financials 6.3%				7,947,645

Capital markets 1.7%
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.049	10-13-28	927,858	927,858
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	311,716	311,716
Steward Partners Global Advisory LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.049	10-13-28	911,770	911,770
Insurance 4.6%
Stellar Buyer LLC, 1st Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.319	11-12-30	394,737	394,737
Stellar Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.303	11-12-30	1,639,073	1,639,073
Stellar Buyer LLC, Revolver (C)	—	11-12-30	819,536	819,536
Stellar Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.315	11-12-30	2,942,955	2,942,955
Health care 36.8%				46,767,563

Health care equipment and supplies 2.9%
CPC/Cirtec Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.075	01-30-29	1,593,985	1,593,985
CPC/Cirtec Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.075	01-30-29	2,136,842	2,136,842

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-25 (Unaudited
)

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services 33.9%
Beacon Behavioral Holdings LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.799	06-21-29	3,258,189	$3,217,462
Beacon Behavioral Holdings LLC, Revolver (3 month CME Term SOFR + 5.500%) (C)	9.803	06-21-29	114,512	112,794
Beacon Behavioral Holdings LLC, Term Loan (15.000% PIK)	15.000	06-21-30	288,653	284,323
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 7.000%) (C)	11.439	02-28-29	704,071	638,945
In Vitro Sciences LLC, Revolver (C)	—	02-28-29	177,778	161,333
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 7.000%) (D)	11.439	02-28-29	3,080,000	2,795,100
Midwest Eye Services LLC, Delayed Draw Term Loan A (3 month CME Term SOFR + 4.500%) (D)	8.949	08-20-27	1,237,189	1,243,375
Midwest Eye Services LLC, Delayed Draw Term Loan B (3 month CME Term SOFR + 4.500%) (C)	8.963	08-20-27	2,812,729	2,826,792
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	704,931	708,455
Midwest Eye Services LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.949	08-20-27	735,042	735,042
OIS Management Services LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.051	11-16-28	2,341,006	2,346,859
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.049	11-16-28	549,356	550,729
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.049	11-16-28	1,423,705	1,427,264
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (C)	—	12-23-30	900,000	900,000
Pediatric Home Respiratory Services LLC, Revolver (6 month CME Term SOFR + 5.500%) (C)	9.735	12-23-30	500,000	500,000
Pediatric Home Respiratory Services LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.735	12-23-30	4,600,000	4,600,000
Redwood MSO LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	9.549	12-20-29	786,517	774,719
Redwood MSO LLC, Revolver (C)	—	12-20-29	337,079	331,180
Redwood MSO LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	9.575	12-20-29	4,864,213	4,791,250
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.907	02-14-29	1,050,937	1,043,055
Refocus Management Services LLC, Revolver (3 month CME Term SOFR + 5.500%) (C)	9.904	02-14-29	210,526	208,947
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.902	02-14-29	2,709,474	2,689,153
The Smilist DSO LLC, 2024-1 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.299	04-04-29	696,705	703,672
The Smilist DSO LLC, 2024-2 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	10.309	04-04-29	559,493	565,088
The Smilist DSO LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	9.548	04-04-29	2,008,032	1,987,951
The Smilist DSO LLC, Revolver (C)	—	04-04-29	140,351	140,351
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.299	04-04-29	2,577,018	2,602,788

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-25 (Unaudited
)

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
VPD Management, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.299	11-02-27	3,026,750	$3,019,183
VPD Management, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	10.299	11-02-27	228,571	228,000
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.299	11-02-27	737,143	735,300
Industrials 92.6%				117,644,065

Air freight and logistics 3.5%
PNB Holdings III LLC, Delayed Draw Term Loan (C)	—	09-17-30	1,227,273	1,224,205
PNB Holdings III LLC, Revolver (1 and 6 month CME Term SOFR + 4.500%) (C)	8.815	09-17-30	818,182	816,136
PNB Holdings III LLC, Term Loan (6 month CME Term SOFR + 4.500%) (D)	8.815	09-17-30	2,442,273	2,436,167
Building products 12.2%
DAWGS Intermediate Holding Company, Revolver (3 month CME Term SOFR + 4.500%) (C)	8.803	03-28-31	378,558	374,773
DAWGS Intermediate Holding Company, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.803	03-28-31	1,544,518	1,529,073
Integrated Openings Solutions LLC, Delayed Draw Term Loan (C)	—	11-20-29	4,120,879	4,059,066
Integrated Openings Solutions LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	—	11-20-29	379,121	373,434
Lockmasters Security Intermediate, Inc., Delayed Draw Term Loan (C)	—	09-01-27	878,274	878,274
Lockmasters Security Intermediate, Inc., Revolver (1 month CME Term SOFR + 5.250%) (C)	9.689	09-01-27	205,895	205,895
Lockmasters Security Intermediate, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.811	09-01-27	2,146,194	2,146,194
Vybond Buyer LLC, Delayed Draw Term Loan (C)	—	02-03-32	1,051,402	1,040,888
Vybond Buyer LLC, Revolver (C)	—	02-03-32	788,551	778,695
Vybond Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.299	02-03-32	4,160,047	4,118,446
Commercial services and supplies 29.9%
Air Buyer, Inc., Revolver (C)	—	07-23-30	340,909	329,830
Air Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.790	07-23-30	3,392,045	3,281,804
American Combustion Industries, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 5.000%)	9.425	08-31-28	810,283	802,180
American Combustion Industries, Inc., Delayed Draw Term Loan B (1 month CME Term SOFR + 5.000%) (C)	9.425	08-31-28	957,781	948,204
American Combustion Industries, Inc., Revolver (1 month CME Term SOFR + 5.000%) (C)	9.425	08-31-28	359,168	355,576
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.425	08-31-28	2,357,092	2,333,521
BCTS Parent LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.325	12-26-29	974,078	974,078
BCTS Parent LLC, Incremental Delayed Draw Term Loan (C)	—	12-26-29	2,880,800	2,880,800
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.321	12-26-29	354,484	354,484

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-25 (Unaudited
)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.291	12-26-29	1,400,213	$1,400,213
Beary Landscaping LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	9.547	12-21-29	422,535	422,535
Beary Landscaping LLC, Revolver (C)	—	12-21-29	422,535	422,535
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	9.575	12-21-29	2,127,993	2,127,993
Diverzify Intermediate LLC, Delayed Draw Term Loan (C)	—	05-11-27	1,371,429	1,326,857
Diverzify Intermediate LLC, Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.309	05-11-27	2,615,429	2,530,427
Renovation Systems LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.299	01-24-28	1,094,254	1,094,254
Renovation Systems LLC, Add-On Delayed Draw Term Loan D (6 month CME Term SOFR + 6.000%) (C)	10.237	01-24-28	274,411	274,411
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.299	01-24-28	249,899	249,899
Renovation Systems LLC, Revolver (3 month CME Term SOFR + 6.000%) (C)	10.299	01-24-28	125,263	125,263
Renovation Systems LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.299	01-24-28	3,735,679	3,735,679
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%) (D)	10.175	09-30-27	1,806,851	1,806,851
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.175	09-30-27	187,452	187,452
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.175	09-30-27	1,229,986	1,229,986
Security Services Acquisition Sub Corp., Add-On Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.175	09-30-27	504,949	504,949
Security Services Acquisition Sub Corp., Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.175	09-30-27	725,651	725,651
StartKleen Legacy Holdings LLC, Delayed Draw Term Loan (C)	—	03-14-31	1,282,051	1,274,038
StartKleen Legacy Holdings LLC, Revolver (C)	—	03-14-31	1,025,641	1,012,821
StartKleen Legacy Holdings LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.039	03-14-31	3,205,128	3,165,064
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.142	09-07-28	589,892	589,892
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	231,302
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.895	09-07-28	1,317,896	1,308,012
Machinery 3.4%
Rapid Buyer LLC, Delayed Draw Term Loan (C)	—	10-15-30	1,295,585	1,285,869
Rapid Buyer LLC, Revolver (C)	—	10-15-30	647,793	642,934
Rapid Buyer LLC, Term Loan (6 month CME Term SOFR + 4.750%) (D)	9.029	10-15-30	2,383,877	2,365,998
Professional services 17.5%
CPS Holdco, Inc., Delayed Draw Term Loan A (C)	—	03-28-31	1,369,872	1,369,872
CPS Holdco, Inc., Delayed Draw Term Loan B (C)	—	03-28-31	1,498,397	1,487,159
CPS Holdco, Inc., Revolver (C)	—	03-28-31	705,128	694,551

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-25 (Unaudited
)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Professional services (continued)
CPS Holdco, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.053	03-28-31	2,663,462	$2,623,510
Health Management Associates, Inc., Delayed Draw Term Loan (6 month CME Term SOFR + 6.250%)	10.558	03-30-29	220,790	220,790
Health Management Associates, Inc., Revolver (6 month CME Term SOFR + 6.250%) (C)	10.567	03-30-29	124,004	124,004
Health Management Associates, Inc., Term Loan (6 month CME Term SOFR + 6.250%) (D)	10.567	03-30-29	1,698,569	1,698,569
HMN Acquirer Corp., Delayed Draw Term Loan (C)	—	11-05-31	1,041,667	1,033,854
HMN Acquirer Corp., Revolver (C)	—	11-05-31	625,000	620,313
HMN Acquirer Corp., Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.049	11-05-31	2,826,250	2,805,053
Library Associates LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.673	03-01-27	288,692	288,692
Library Associates LLC, Revolver (C)	—	02-26-27	72,418	72,418
Library Associates LLC, Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.672	02-26-27	1,777,264	1,777,264
Purple Cow Buyer LLC, Delayed Draw Term Loan (C)	—	11-05-30	1,041,881	1,036,672
Purple Cow Buyer LLC, Revolver (C)	—	11-05-30	277,835	276,446
Purple Cow Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.303	11-05-30	1,662,842	1,654,528
WeLocalize, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.399	06-23-26	511,211	508,655
WeLocalize, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.399	06-23-26	2,014,152	2,004,081
WeLocalize, Inc., Revolver (1 month CME Term SOFR + 5.000%) (C)	9.421	06-23-26	421,597	419,489
WeLocalize, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.399	06-23-26	1,532,648	1,524,984
Trading companies and distributors 26.1%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 6.000%)	10.325	12-24-29	914,758	896,463
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	10.325	12-24-29	288,871	283,094
BLP Buyer, Inc., Revolver (1 month CME Term SOFR + 6.000%) (C)	10.325	12-24-29	290,323	284,516
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 6.000%) (D)	10.325	12-24-29	2,401,210	2,353,185
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.175	11-01-26	2,136,650	2,061,867
Krayden Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%)	9.075	03-01-29	871,304	864,769
Krayden Holdings, Inc., Delayed Draw Term Loan A (C)	—	03-01-29	258,694	256,753
Krayden Holdings, Inc., Delayed Draw Term Loan B (C)	—	03-01-29	258,694	256,753
Krayden Holdings, Inc., Delayed Draw Term Loan C (C)	—	03-01-29	875,683	869,115
Krayden Holdings, Inc., Revolver (1 month CME Term SOFR + 4.750%) (C)	9.075	03-01-29	574,269	569,961
Krayden Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.075	03-01-29	1,361,000	1,350,793

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-25 (Unaudited
)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors (continued)
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.444	08-31-28	850,033	$847,908
M&D Midco, Inc., 3rd Amendment Delayed Draw Term Loan (C)	—	08-31-28	1,026,393	1,023,827
M&D Midco, Inc., 3rd Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.453	08-31-28	1,450,422	1,446,796
M&D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%)	9.453	08-31-28	493,777	492,542
M&D Midco, Inc., Revolver (3 month CME Term SOFR + 5.000%) (C)	9.469	08-31-28	763,871	761,962
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.463	08-31-28	1,398,013	1,394,518
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 4.950%) (D)	9.342	01-18-28	2,136,650	2,125,967
SurfacePrep Buyer LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.297	02-04-30	540,685	540,685
SurfacePrep Buyer LLC, Incremental Delayed Draw Term Loan (C)	—	02-04-30	821,179	821,179
SurfacePrep Buyer LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.296	02-04-30	547,945	547,945
SurfacePrep Buyer LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.296	02-04-30	2,882,329	2,882,329
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.299	10-03-28	335,323	335,323
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.299	10-03-28	972,328	972,328
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.299	10-03-28	1,536,205	1,536,205
Xenon Arc, Inc, 2024-1 Term Loan (3 month CME Term SOFR + 5.250%)	9.643	12-20-28	3,970,000	3,950,150
Xenon Arc, Inc, 2025-1 Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.149	12-20-28	3,020,000	2,959,600
Information technology 16.4%				20,848,205

IT services 9.2%
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan A (3 month CME Term SOFR + 5.000%)	9.310	12-31-30	1,016,949	1,006,780
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan B (3 month CME Term SOFR + 5.000%) (C)	9.299	12-31-30	1,016,949	1,006,780
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan C (C)	—	12-31-30	287,770	284,892
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan D (C)	—	12-31-30	287,770	284,892
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan E (C)	—	12-31-30	287,770	284,892
AC Blackpoint Acquisition, Inc, Revolver (C)	—	12-31-30	508,475	503,390
AC Blackpoint Acquisition, Inc, Term Loan (6 month CME Term SOFR + 5.000%) (D)	9.217	12-31-30	3,296,822	3,263,854
AIDC IntermediateCo LLC, Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.822	07-22-27	2,136,746	2,126,063
Jetson Buyer, Inc., Revolver (Prime rate + 4.500%) (C)	12.000	04-09-30	443,656	431,455
Jetson Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.825	04-09-30	2,597,937	2,526,494

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-25 (Unaudited
)

	Rate (%)	Maturity date	Par value^	Value
Information technology (continued)
Software 7.2%
Alta Buyer LLC, Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.299	12-21-27	2,136,650	$2,136,650
Alta Buyer LLC, Incremental Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.299	12-21-27	146,382	146,382
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.299	12-21-27	1,411,284	1,411,284
QM Buyer, Inc., Delayed Draw Term Loan (C)	—	12-06-30	1,222,222	1,210,000
QM Buyer, Inc., Revolver (C)	—	12-06-30	611,111	603,472
QM Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.299	12-06-30	3,657,500	3,620,925
Materials 3.5%				4,448,526

Chemicals 3.5%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (C)	—	03-02-29	2,333,630	2,316,128
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.047	03-02-29	719,607	714,210
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	360,257
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.049	03-02-29	1,065,925	1,057,931

	Shares/Units	Value
Equity (A) 0.4%		$501,080
(Cost $493,040)
Financials 0.1%		107,500

Insurance 0.1%
Stellar Parent LLC, Class A Units	100	107,500
Industrials 0.2%		234,503

Machinery 0.1%
Rapid Aggregator LLC	138	138,349
Professional services 0.1%
CPS Investors LP, Class A Units	962	96,154
Information technology 0.1%		159,077

IT services 0.1%
AC BlackPoint Holdings LLC, Class A-1 Units	158	159,077

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-25 (Unaudited
)

	Yield (%)	Shares	Value
Short-term investments 11.6% (Cost $14,792,894)			$14,792,894
Short-term funds 11.6%			14,792,894

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class	4.2100(E)	14,792,894	14,792,894
Total investments (Cost $266,451,937) 210.5%			$267,431,163
Less unfunded loan commitments (59.6%)			(75,746,649)
Net investments (Cost $190,705,288) 150.9%			$191,684,514
Other assets and liabilities, net (50.9%)			(64,658,202)
Total net assets 100.0%			$127,026,312
The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.

^	All par values are denominated in U.S. dollars unless otherwise indicated.

Security Abbreviations and Legend

CME	CME Group Published Rates

PIK	Pay-in-Kind Security - Represents a payment-in-kind which may pay interest in additional par and/or cash. Rates shown are the current rate and most recent payment rate.

SOFR	Secured Overnight Financing Rate

(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the consolidated financial statements.

(B)	Senior loans are variable rate obligations which generally pay interest rates that are periodically redetermined by reference to a base lending rate and spread, which are both subject to change. The rate shown represents the rate at period end.

(C)	Unfunded or partially unfunded loan commitments. The stated interest rate reflects the reference rate and spread of the funded portion, if any. No interest rate is determined for unfunded positions. See Note 2 for more information.

(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.

(E)	The rate shown is the annualized seven-day yield as of 3-31-25.
At
3-31-25,
the aggregate cost of investments for federal income tax purposes was $190,330,028. Net unrealized appreciation aggregated to $1,354,486, of which $2,206,543 related to gross unrealized appreciation and $852,057 related to gross unrealized depreciation.

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 195.4% (Cost $ 217,210,058 )				$217,811,402
Consumer discretionary 30.7%				34,243,658

Distributors 5.3%
Eastern Communications Solutions, Inc., Revolver (C)	—	12-30-30	1,031,519	1,016,046
Eastern Communications Solutions, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.575	12-30-30	4,968,481	4,893,961
Diversified consumer services 6.5%
Capital Construction LLC, Add-On Delayed Draw Term Loan (1, 3 and 6 month CME Term SOFR + 5.500%)	10.081	10-22-26	498,946	501,441
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	326,552	328,184
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	1,133,794	1,139,463
Capital Construction LLC, Revolver (C)	—	10-22-26	508,039	508,039
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	836,417	840,599
Leap Service Partners LLC, Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.000%) (C)	9.457	03-15-29	1,754,088	1,754,088
Leap Service Partners LLC, Revolver (1 and 3 month CME Term SOFR + 5.000%) (C)	9.339	03-15-29	588,235	588,235
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.647	03-15-29	1,634,706	1,634,706
Hotels, restaurants and leisure 7.4%
Bandon Fitness, Inc., 4th Amendment Delayed Draw Term Loan (C)	—	07-27-28	1,705,489	1,705,489
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.684	07-27-28	567,436	567,436
Bandon Fitness, Inc., Revolver (C)	—	07-27-28	114,804	114,804
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.735	07-27-28	1,464,481	1,464,481
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.145	06-18-29	1,607,143	1,558,929
Star Logistics & Hospitality Services LLC, Revolver (C)	—	06-18-29	535,714	519,643
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.101	06-18-29	2,345,357	2,274,996
Household durables 4.0%
Simon Pearce LLC, Revolver (C)	—	10-21-30	642,857	634,821
Simon Pearce LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	9.117	10-21-30	3,857,143	3,808,929
Leisure products 3.5%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	524,040
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	06-18-27	3,445,960	3,420,115
Specialty retail 4.0%
RPC TopCo, Inc., Revolver (C)	—	09-02-31	545,455	540,000
RPC TopCo, Inc., Term Loan (6 month CME Term SOFR + 5.000%) (D)	9.245	09-02-31	3,944,659	3,905,213

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Consumer staples 11.5%				$12,776,962

Consumer staples distribution and retail 2.7%
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	537,313
PAK Quality Foods Acquisition LLC, Revolver (C)	—	12-28-29	313,433	313,433
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.217	12-28-29	2,127,761	2,127,761
Food products 8.8%
Foodscience LLC, Delayed Draw Term Loan (C)	—	11-14-31	2,444,444	2,407,778
Foodscience LLC, Revolver (C)	—	11-14-31	763,889	752,431
Foodscience LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-14-31	2,291,667	2,257,292
Hill Country Dairies, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.271	08-01-30	1,088,710	1,061,492
Hill Country Dairies, Inc., Revolver (3 and 6 month CME Term SOFR + 4.750%) (C)	9.267	08-01-30	725,806	707,661
Hill Country Dairies, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.321	08-01-30	2,678,770	2,611,801
Financials 6.7%				7,483,031

Capital markets 1.9%
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.830	10-13-28	929,401	929,401
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	311,716	311,716
Steward Partners Global Advisory LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	10-13-28	914,108	914,108
Insurance 4.8%
Stellar Buyer LLC, Delayed Draw Term Loan (C)	—	11-12-30	1,639,073	1,614,487
Stellar Buyer LLC, Revolver (C)	—	11-12-30	819,536	807,243
Stellar Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.522	11-12-30	2,950,331	2,906,076
Health care 41.9%				46,730,618

Health care equipment and supplies 3.3%
CPC/Cirtec Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.107	01-30-29	1,598,000	1,598,000
CPC/Cirtec Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.107	01-30-29	2,142,293	2,142,293
Health care providers and services 38.6%
Beacon Behavioral Holdings LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.854	06-21-29	3,259,721	3,227,124
Beacon Behavioral Holdings LLC, Revolver (C)	—	06-21-29	114,512	112,222
Beacon Behavioral Holdings LLC, Term Loan ( 15.000 % PIK)	15.000	06-21-30	278,219	272,655
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	10.471	02-28-29	705,831	652,894
In Vitro Sciences LLC, Revolver (C)	—	02-28-29	177,778	164,444
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 6.000%) (D)	10.471	02-28-29	3,087,778	2,856,194
Midwest Eye Services LLC, Delayed Draw Term Loan A (1 month CME Term SOFR + 4.500%) (D)	8.957	08-20-27	1,240,345	1,246,546
Midwest Eye Services LLC, Delayed Draw Term Loan B (C)	—	08-20-27	2,812,729	2,826,792

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	704,931	$704,931
Midwest Eye Services LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.957	08-20-27	736,941	740,626
OIS Management Services LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.191	11-16-28	2,344,227	2,344,227
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-16-28	550,753	550,753
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-16-28	1,427,337	1,427,337
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (C)	—	12-23-30	900,000	897,750
Pediatric Home Respiratory Services LLC, Revolver (6 month CME Term SOFR + 5.500%) (C)	9.781	12-23-30	500,000	497,500
Pediatric Home Respiratory Services LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.781	12-23-30	4,600,000	4,577,000
Redwood MSO LLC, Delayed Draw Term Loan (C)	—	12-20-29	786,517	778,652
Redwood MSO LLC, Revolver (C)	—	12-20-29	337,079	330,337
Redwood MSO LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.604	12-20-29	4,876,405	4,778,876
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	10.113	02-14-29	1,051,868	1,038,720
Refocus Management Services LLC, Revolver (C)	—	02-14-29	210,526	207,895
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.256	02-14-29	2,716,316	2,682,362
The Smilist DSO LLC, 2024-1 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	04-04-29	698,460	694,967
The Smilist DSO LLC, 2024-2 Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	10.345	04-04-29	560,700	557,897
The Smilist DSO LLC, Add-On Delayed Draw Term Loan (C)	—	04-04-29	2,008,032	1,997,991
The Smilist DSO LLC, Revolver (C)	—	04-04-29	140,351	139,649
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	04-04-29	2,583,509	2,570,591
VPD Management, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.329	11-02-27	3,028,571	2,990,714
VPD Management, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	10.329	11-02-27	228,571	225,714
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	11-02-27	738,571	729,339
Industrials 82.8%				92,296,045

Air freight and logistics 4.0%
PNB Holdings III LLC, Delayed Draw Term Loan (C)	—	09-17-30	1,227,273	1,218,068
PNB Holdings III LLC, Revolver (1 and 3 month CME Term SOFR + 4.500%) (C)	8.975	09-17-30	818,182	812,045
PNB Holdings III LLC, Term Loan (3 month CME Term SOFR + 4.500%)	8.985	09-17-30	2,448,409	2,430,046
Building products 6.9%
Integrated Openings Solutions LLC, Delayed Draw Term Loan (C)	—	11-20-29	4,120,879	4,059,066

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Building products (continued)
Integrated Openings Solutions LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	9.392	11-20-29	379,121	$373,434
Lockmasters Security Intermediate, Inc., Delayed Draw Term Loan (C)	—	09-01-27	878,274	873,882
Lockmasters Security Intermediate, Inc., Revolver (C)	—	09-01-27	205,895	204,865
Lockmasters Security Intermediate, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.840	09-01-27	2,151,619	2,140,861
Commercial services and supplies 27.3%
Air Buyer, Inc., Delayed Draw Term Loan (C)	—	07-23-30	750,000	720,000
Air Buyer, Inc., Revolver (C)	—	07-23-30	340,909	327,273
Air Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.250%)	9.876	07-23-30	3,400,568	3,264,545
American Combustion Industries, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 5.000%) (C)	9.457	08-31-28	812,199	802,046
American Combustion Industries, Inc., Delayed Draw Term Loan B (C)	—	08-31-28	957,781	945,809
American Combustion Industries, Inc., Revolver (1 month CME Term SOFR + 5.000%) (C)	9.457	08-31-28	359,168	354,678
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.000%)	9.457	08-31-28	2,363,014	2,333,476
BCTS Parent LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.357	12-26-29	974,455	974,455
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.366	12-26-29	354,484	354,484
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.585	12-26-29	1,403,758	1,403,758
Beary Landscaping LLC, Delayed Draw Term Loan (C)	—	12-21-29	422,535	422,535
Beary Landscaping LLC, Revolver (C)	—	12-21-29	422,535	422,535
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.107	12-21-29	2,133,380	2,133,380
Diverzify Intermediate LLC, Delayed Draw Term Loan (C)	—	05-11-27	1,371,429	1,330,286
Diverzify Intermediate LLC, Term Loan (3 month CME Term SOFR + 5.750%)	10.534	05-11-27	2,622,000	2,543,340
Renovation Systems LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	10.329	01-24-28	1,096,996	1,096,996
Renovation Systems LLC, Add-On Delayed Draw Term Loan D (1 month CME Term SOFR + 6.000%) (C)	10.356	01-24-28	274,740	274,740
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	10.329	01-24-28	250,528	250,528
Renovation Systems LLC, Revolver (1 and 3 month CME Term SOFR + 6.000%) (C)	10.329	01-24-28	125,263	125,263
Renovation Systems LLC, Term Loan (1 and 3 month CME Term SOFR + 6.250%) (D)	10.579	01-24-28	3,745,116	3,745,116
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%)	10.195	09-30-27	1,811,425	1,811,425
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	187,934	187,934
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	1,233,100	1,233,100

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
Security Services Acquisition Sub Corp., Add-On Term Loan (1 month CME Term SOFR + 5.750%)	10.195	09-30-27	506,224	$506,224
Security Services Acquisition Sub Corp., Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	727,484	727,484
XpressMyself. com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.246	09-07-28	591,393	589,915
XpressMyself. com LLC, Revolver (C)	—	09-07-28	233,050	230,719
XpressMyself. com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.028	09-07-28	1,321,276	1,308,063
Machinery 3.8%
Rapid Buyer LLC, Delayed Draw Term Loan (C)	—	10-15-30	1,295,585	1,276,152
Rapid Buyer LLC, Revolver (C)	—	10-15-30	647,793	638,076
Rapid Buyer LLC, Term Loan (6 month CME Term SOFR + 4.750%)	9.199	10-15-30	2,383,877	2,348,119
Professional services 14.4%
Health Management Associates, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (C)	10.766	03-30-29	307,593	307,593
Health Management Associates, Inc., Revolver (Prime rate + 5.250 % and 1 month CME Term SOFR + 6.250%) (C)	11.007	03-30-29	124,004	124,004
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%) (D)	10.816	03-30-29	1,698,569	1,698,569
HMN Acquirer Corp., Delayed Draw Term Loan (C)	—	11-05-31	1,041,667	1,026,042
HMN Acquirer Corp., Revolver (C)	—	11-05-31	625,000	615,625
HMN Acquirer Corp., Term Loan (3 month CME Term SOFR + 4.750%)	9.079	11-05-31	2,833,333	2,790,833
Library Associates LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.821	03-01-27	289,428	289,428
Library Associates LLC, Revolver (C)	—	02-26-27	72,418	72,418
Library Associates LLC, Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.705	02-26-27	1,781,718	1,781,718
Purple Cow Buyer LLC, Delayed Draw Term Loan (C)	—	11-05-30	1,041,881	1,026,253
Purple Cow Buyer LLC, Revolver (C)	—	11-05-30	277,835	273,667
Purple Cow Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%)	9.554	11-05-30	1,667,010	1,642,005
WeLocalize, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	512,496	506,089
WeLocalize, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	2,019,213	1,993,973
WeLocalize, Inc., Revolver (1 month CME Term SOFR + 5.250%) (C)	9.737	06-23-26	421,597	416,327
WeLocalize, Inc., Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	1,536,499	1,517,292
Trading companies and distributors 26.4%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 6.000%)	10.345	12-24-29	917,056	905,593
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	10.345	12-24-29	289,597	285,977

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors (continued)
BLP Buyer, Inc., Revolver (1 month CME Term SOFR + 6.000%) (C)	10.345	12-24-29	290,323	$286,694
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 6.000%) (D)	10.345	12-24-29	2,407,258	2,377,167
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.207	11-01-26	2,142,128	2,056,443
Krayden Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%)	9.107	03-01-29	873,493	866,942
Krayden Holdings, Inc., Delayed Draw Term Loan A (C)	—	03-01-29	258,694	256,753
Krayden Holdings, Inc., Delayed Draw Term Loan B (C)	—	03-01-29	258,694	256,753
Krayden Holdings, Inc., Delayed Draw Term Loan C (C)	—	03-01-29	875,683	869,115
Krayden Holdings, Inc., Revolver (C)	—	03-01-29	574,269	569,961
Krayden Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.107	03-01-29	1,364,472	1,354,239
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.000%) (C)	9.868	08-31-28	852,123	847,862
M&D Midco, Inc., 3rd Amendment Delayed Draw Term Loan (C)	—	08-31-28	1,026,393	1,021,261
M&D Midco, Inc., 3rd Amendment Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.482	08-31-28	1,454,057	1,446,787
M&D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%)	9.697	08-31-28	495,030	492,555
M&D Midco, Inc., Revolver (C)	—	08-31-28	763,871	760,052
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.664	08-31-28	1,401,598	1,394,590
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 4.940%) (D)	9.681	01-18-28	2,142,128	2,142,128
SurfacePrep Buyer LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.524	02-04-30	547,945	547,945
SurfacePrep Buyer LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.524	02-04-30	547,945	547,945
SurfacePrep Buyer LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.524	02-04-30	2,889,589	2,889,589
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.079	10-03-28	336,172	336,172
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (C)	10.079	10-03-28	972,701	972,701
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.079	10-03-28	1,540,144	1,540,144
Xenon Arc, Inc, Term Loan (3 month CME Term SOFR + 5.250%)	9.982	12-20-28	3,980,000	3,960,100
Information technology 17.8%				19,839,123

IT services 9.7%
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan A (C)	—	12-31-30	1,016,949	1,010,593
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan B (C)	—	12-31-30	1,016,949	1,010,593
AC Blackpoint Acquisition, Inc, Revolver (C)	—	12-31-30	508,475	502,119
AC Blackpoint Acquisition, Inc, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	12-31-30	3,305,085	3,263,771
AIDC IntermediateCo LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	9.589	07-22-27	2,142,211	2,142,211

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Information technology (continued)
IT services (continued)
Jetson Buyer, Inc., Revolver (C)	—	04-09-30	443,656	$425,909
Jetson Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.857	04-09-30	2,604,481	2,500,302
Software 8.1%
Alta Buyer LLC, Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	12-21-27	2,142,128	2,142,128
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	12-21-27	1,414,830	1,414,830
QM Buyer, Inc., Delayed Draw Term Loan (C)	—	12-06-30	1,222,222	1,213,056
QM Buyer, Inc., Revolver (C)	—	12-06-30	611,111	601,944
QM Buyer, Inc., Term Loan (6 month CME Term SOFR + 5.000%) (D)	9.444	12-06-30	3,666,667	3,611,667
Materials 4.0%				4,441,965

Chemicals 4.0%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (C)	—	03-02-29	2,333,630	2,310,294
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.128	03-02-29	721,422	714,207
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	359,350
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	03-02-29	1,068,802	1,058,114

			Shares	Value
Equity (A) 0.3% (Cost $ 381,798 )				$377,668
Financials 0.1%				86,930

Insurance 0.1%
Stellar Parent LLC, Class A Units			91	86,930
Industrials 0.1%				138,196

Machinery 0.1%
Rapid Aggregator LLC			138	138,196
Information technology 0.1%				152,542

IT services 0.1%
AC BlackPoint Holdings LLC, Class A-1 Units			153	152,542

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Yield (%)		Shares	Value
Short-term investments 11.3% (Cost $12,591,254)				$12,591,254
Short-term funds 11.3%				12,591,254

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class	4.4100	(E)	12,591,254	12,591,254
Total investments (Cost $ 230,183,110 ) 207.0%				$230,780,324
Less unfunded loan commitments ( 58.2%)				(64,945,968)
Net investments (Cost $ 165,237,142 ) 148.8%				$165,834,356
Other assets and liabilities, net ( 48.8%)				(54,364,892)
Total net assets 100.0%				$111,469,464
The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.

^	All par values are denominated in U.S. dollars unless otherwise indicated.
Security Abbreviations and Legend

CME	CME Group Published Rates

PIK	Pay-in-Kind Security - Represents a payment-in-kind which may pay interest in additional par and/or cash. Rates shown are the current rate and most recent payment rate.

SOFR	Secured Overnight Financing Rate

(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the consolidated financial statements.

(B)	Senior loans are variable rate obligations which generally pay interest rates that are periodically redetermined by reference to a base lending rate and spread, which are both subject to change. The rate shown represents the rate at period end.

(C)	Unfunded or partially unfunded loan commitments. The stated interest rate reflects the reference rate and spread of the funded portion, if any. No interest rate is determined for unfunded positions. See Note 2 for more information.

(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.

(E)	The rate shown is the annualized seven-day yield as of 12-31-24.
At
12-31-24,
the aggregate cost of investments for federal income tax purposes was $
164,861,882
. Net unrealized appreciation aggregated to $
972,474
, of which $
1,741,579
related to gross unrealized appreciation and $
769,105
related to gross unrealized depreciation.

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Assets and Liabilities

	March 31, 2025
	(Unaudited)	December 31, 2024
Assets
Investments – Non-controlled/Non-affiliated, at value (Cost $190,705,288 and $165,237,142, at March 31, 2025 and December 31, 2024, respectively)	$191,684,514	$165,834,356
Cash	414,776	753,840
Receivable for investments sold	43,720	57,924
Interest and dividends receivable	984,985	1,109,924
Receivable from affiliates	—	23,495
Deferred financing cost	1,724,917	1,830,038
Other assets	23,746	—

Total assets	194,876,658	169,609,577

Liabilities
Credit facility payable	63,800,000	53,200,000
Distributions payable	2,328,936	3,179,815
Interest and credit facility expenses payable	880,728	906,329
Payables to affiliates:
Management fees payable	20,412	—
Incentive fees payable	593,668	469,067
Accounting and legal services fees	12,474	11,659
Other liabilities and accrued expenses	214,128	373,243

Total liabilities	67,850,346	58,140,113

Net assets	$127,026,312	$111,469,464
Net assets consist of
Paid-in capital	$126,369,374	$111,369,374
Total distributable earnings (loss)	656,938	100,090

Net assets	$127,026,312	$111,469,464

Net asset value per share Based on net assets and shares outstanding - the Fund has an unlimited number of shares authorized with par value of $0.01 per share.
Class NAV:
Net assets	$127,026,312	$111,469,464
Shares outstanding	6,076,649	5,360,173
Per share	$20.90	$20.80
See Notes to Consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Operations

	For the three months ended
	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)
Investment income
From non-controlled/non-affiliated investments:
Interest	$4,301,267	$1,788,772
Dividends	93,934	458,090
Other income	22,685	20,622

Total investment income	4,417,886	2,267,484

Expenses
Management fee	375,807	302,891
Incentive fees	422,877	—
Accounting and legal services fees	11,958	8,767
Interest and credit facility expenses	1,035,403	31,485
Investment servicing fees	19,177	—
Trustee fees	23,237	21,648
Professional fees	129,306	103,991
Custody and accounting fees	66,881	57,239
Transfer Agent	46,939	—
Printing and postage	8,699	11,065
Organization cost	—	24,253
Offering cost	—	100,007
Other expenses	13,690	8,795

Total expenses	2,153,974	670,141
Less expense reductions	(225,546)	(280,745)

Net expenses	1,928,428	389,396

Net investment income	2,489,458	1,878,088

Realized and unrealized gain (loss):
Net realized gain (loss) on non-controlled/non-affiliated investments	14,314	2,895
Change in net unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	382,012	484,289

Net realized and unrealized gain (loss):	396,326	487,184

Increase (decrease) in net assets from operations	$2,885,784	$2,365,272
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Changes in Net Assets

	For the three months ended
	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)
Increase (decrease in net assets)
From operations
Net investment income	$2,489,458	$1,878,088
Net realized gain (loss)	14,314	2,895
Change in net unrealized appreciation (depreciation)	382,012	484,289

Increase (decrease) in net assets resulting from operations	2,885,784	2,365,272

Distributions to common shareholders
From earnings
Class NAV	(2,328,936)	(1,090,634)

Increase (decrease) from share transactions
Fund shares issued
Class NAV	15,000,000	45,000,000

Total increase (decrease)	15,556,848	46,274,638

Net assets
Beginning of period	111,469,464	66,463,119

End of period	$127,026,312	$112,737,757

Share activity
Class NAV shares outstanding
Beginning of period	5,360,173	3,204,574
Shares issued	716,476	2,155,599

End of period	6,076,649	5,360,173

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Cash Flows

	For the three months ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$2,885,784	$2,365,272
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Long-term investments purchased	(24,957,879)	(23,991,923)
Long-term investments sold	1,927,484	561,618
Net purchases and sales of short-term investments	(2,201,640)	(22,443,878)
Net amortization of premium (discount)	(221,797)	(8,924)
Amortization of deferred financing cost	105,121	5,558
(Increase) decrease in assets:
Receivable for investments sold	14,204	(60,781)
Interest and dividends receivable	124,939	(202,574)
Receivable from affiliates	23,495	68,082
Other assets	(23,746)	53,293
Increase (decrease) in liabilities:
Payable to affiliates	145,828	116,350
Interest and credit facility expenses payable	(25,601)	25,927
Other liabilities and accrued expenses	(159,115)	(80,802)
Net change in unrealized (appreciation) depreciation of:
non-controlled/non-affiliated investments	(382,012)	(484,289)
Net realized (gain) loss on:
non-controlled/non-affiliated investments	(14,314)	(2,895)

Net cash provided by (used in) operating activities	($22,759,249)	($44,079,966)

Cash flows from financing activities
Cash distributions to shareholders	($3,179,815)	($1,491,569)
Borrowings under the credit facility	24,600,000	5,000,000
Repayments under the credit facility	(14,000,000)	—
Financing cost paid	—	(1,692,500)
Proceeds from Fund shares issued	15,000,000	45,000,000

Net cash provided by (used in) financing activities	$22,420,185	$46,815,931

Net increase (decrease) in cash	($339,064)	$2,735,965
Cash at beginning of period	753,840	95,039

Cash at end of period	$414,776	$2,831,004
Supplemental disclosure of cash flow information:
Distributions declared for the period	$2,328,936	$1,090,634
Interest paid for the period	($608,438)	—
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
On July 17, 2023, Manulife International Limited (Hong Kong) and Manufacturers Life Reinsurance Limited (collectively, the Sponsors) invested an aggregate of approximately $
41.2
 million in the Fund (Seed Contribution). The Sponsors received an aggregate of approximately
2.1
 million shares of the Fund at $
20.00
per share, which represented all the issued and outstanding shares of the Fund on that date. The Fund commenced operations concurrent with the initial closing on the Seed Contribution. Immediately following the closing of the Seed Contribution, the Fund entered into a purchase agreement with John Hancock Funding Company, LLC (JH Funding) to acquire an initial seed portfolio of assets which consisted of approximately $
50
 million in total par value of senior loan investments, including both funded loans and unfunded commitments.
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
Manulife Private Credit Subsidiary Fund LLC (the Subsidiary) is a Delaware limited liability company that was formed on October 27, 2023. The Subsidiary, which holds equity investments and commenced operations on November 13, 2024, is a wholly owned subsidiary of the Fund.

As provided under Accounting Standards Codification (ASC) 946, the Fund will generally not consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the consolidated financial statements include the accounts of the Fund and its wholly owned subsidiaries, the SPV and the Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with US GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Fund’s audited financial statements and notes related thereto for the year ended December 31, 2024, included in the Fund’s Form
10-K
filing. The results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or future year or period.
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
The following is a summary of the values by input classification of the Fund’s investments as of March 31, 2025 and December 31, 2024, by major security category or type:

	Total value at 3-31-25	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs

Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$176,390,540	—	—	$176,390,540
Equity	501,080	—	—	501,080
Short-term investments	14,792,894	$14,792,894	—	—

Total investments in securities	$191,684,514	$14,792,894	—	$176,891,620

	Total value at 12-31-24	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs

Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$152,865,434	—	—	$152,865,434
Equity	377,668	—	—	377,668
Short-term investments	12,591,254	$12,591,254	—	—

Total investments in securities	$165,834,356	$12,591,254	—	$153,243,102

The Fund holds liabilities for which the carrying amount approximates the fair value for financial statement purposes. As of March 31, 2025 and December 31, 2024, the liability for the Fund’s Credit facility payable on the Consolidated Statements of Assets and Liabilities is categorized as Level 2 within the disclosure hierarchy.
The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value. There were no transfers into or out of Level 3 during the three months ended March 31, 2025 and March 31, 2024.

Investments in securities	Senior loans	Equity	Total
Beginning balance as of 12-31-24	$152,865,434	$377,668	$153,243,102
Purchases and drawdowns	24,846,638	111,241	24,957,879
Sales and paydowns	(1,927,484)	—	(1,927,484)
Net amortization of (premium) discount	221,797	—	221,797
Realized gain (loss)	14,314	—	14,314
Change in unrealized appreciation (depreciation) at period end	369,841	12,171	382,012
Ending balance as of 3-31-25	$176,390,540	$501,080	$176,891,620
Change in unrealized appreciation (depreciation) at period end*	$369,841	$12,171	$382,012

Investments in securities	Senior loans
Beginning balance as of 12-31-23	$47,912,823
Purchases and drawdowns	23,991,923
Sales and paydowns	(561,618)
Net amortization of (premium) discount	8,924
Realized gain (loss)	2,895
Change in unrealized appreciation (depreciation) at period end	484,289
Ending balance as of 3-31-24	$71,839,236
Change in unrealized appreciation (depreciation) at period end*	$484,289

*	Change in unrealized appreciation (depreciation) attributable to Level 3 securities held at the period end.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the Fund’s Level 3 securities are outlined in the tables below as of March 31, 2025 and as of December 31, 2024.

	Fair Value at 3-31-25	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*

Senior Loans	$162,191,036	Discounted cash flow	Discount rate	8.23% - 16.50%	9.73%
Senior Loans	14,199,504	Recent transaction	Transaction price	$98.50 - $100	$99.36

	$176,390,540
Equity	$96,154	Recent transaction	Transaction price	$100	$100
Equity	404,926	Market Comparable	EV / LTM EBITDA multiple	7.75X - 14.00X	11.06X
		Ownership allocation	Fully diluted percentage of ownership	0.74% - 1.83%	1.21%

	$501,080

	$176,891,620

	Fair Value at 12-31-24	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$130,881,801	Discounted cash flow	Discount rate	8.36% - 13.79%	9.88%
Senior Loans	21,983,633	Recent transaction	Transaction price	$98.00 - $99.75	$98.96

	$152,865,434
Equity	$290,738	Recent transaction	Transaction price	$1,000	$1,000
Equity	86,930	Market Comparable	Price/book value multiple	10.5X	10.5X
		Ownership allocation	Percentage of ownership	1.05%	1.05%

	$377,668

	$153,243,102

*
A weighted average is an average in which each input in the grouping is assigned a weighting before summing to a single average value. The weighting of the input is determined based on a security’s fair value as a percentage of the total fair value.

A change to unobservable inputs of the Fund’s Level 3 securities as of March 31, 2025 and December 31, 2024 could have resulted in changes to the fair value measurement, as follows:

Significant Unobservable Input	Impact to Valuation if input had increased	Impact to Valuation if input had decreased
Discount rate	Decrease	Increase
Transaction price	Increase	Decrease
Price/book value multiple/Enterprise value (EV) to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiple	Increase	Decrease
Percentage of ownership/Fully diluted percentage of ownership	Increase	Decrease
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

Investments.
The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities). The Fund’s investments
(excluding unfunded loan commitments) consisted

of the following:

	March 31, 2025		% of Investments at Fair Value	December 31, 2024		% of Investments at Fair Value
	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-Lien Loans	$175,419,354	$176,390,540	92.0%	$152,264,090	$152,865,434	92.2%
Equity	493,040	501,080	0.3%	381,798	377,668	0.2%
Other Securities	14,792,894	14,792,894	7.7%	12,591,254	12,591,254	7.6%

Total Investments	$190,705,288	$191,684,514	100.0%	$165,237,142	$165,834,356	100.0%

The sector and industry composition of investments at fair value as a percentage of net assets as of March 31, 2025 and December 31, 2024, was as follows:

Sector Composition	as of 3-31-25 (% of net assets)	as of 12-31-24 (% of net assets)
Industrials	92.8	82.9
Health care	36.8	41.9
Consumer discretionary	32.9	30.7
Information technology	16.5	17.9
Consumer staples	10.0	11.5
Financials	6.4	6.8
Materials	3.5	4.0
Short-term investments and other (less unfunded loan commitments)	(98.9)	(95.7)
	100	100

Industry Composition	as of 3-31-25 (% of net assets)
Health care providers and services	33.9
Commercial services and supplies	29.9
Trading companies and distributors	26.1
Professional services	17.6
Building products	12.2
IT services	9.3
Distributors	9.1
Food products	7.7
Diversified consumer services	7.3
Software	7.2
Hotels, restaurants and leisure	6.5

Insurance	4.7
Specialty retail	3.5
Air freight and logistics	3.5
Household durables	3.5
Chemicals	3.5
Machinery	3.5
Leisure products	3.0
Health care equipment and supplies	2.9
Consumer staples distribution and retail	2.3
Capital markets	1.7
Short-term investments and other (less unfunded loan commitments)	(98.9)
100

Industry composition	as of 12-31-24 (% of net assets)
Health care providers and services	38.6
Commercial services and supplies	27.3
Trading companies and distributors	26.4
Professional services	14.4
IT services	9.8
Food products	8.8
Software	8.1
Hotels, restaurants and leisure	7.4
Building products	6.9
Diversified consumer services	6.5
Distributors	5.3
Insurance	4.9
Air freight and logistics	4.0
Specialty retail	4.0
Household durables	4.0
Chemicals	4.0
Machinery	3.9
Leisure products	3.5
Health care equipment and supplies	3.3
Consumer staples distribution and retail	2.7
Capital markets	1.9
Short-term investments and other (less unfunded loan commitments)	(95.7)
100
As of March 31, 2025 and December 31, 2024, 100% of investments held were based in the United States.
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
As of March 31, 2025 and December 31, 2024, the Fund had the following unfunded commitments outstanding:

	March 31, 2025			December 31, 2024
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)
4M Capital, Ltd.	—	$528,000	$3,708	—	$528,000	$1,623
AC Blackpoint Acquisition, Inc	$1,407,378	508,475	(4,442)	$2,033,898	508,475	(9)
Air Buyer, Inc.	—	340,909	(5,784)	750,000	340,909	(32,009)
All Glass & Window Holdings, Inc.	1,282,051	769,231	(55)	—	—	—
American Combustion Industries, Inc.	857,214	227,473	(51)	1,005,670	299,307	(2,284)
Bandon Fitness, Inc.	1,725,959	114,804	13,317	1,739,184	114,804	14,226
BCTS Parent LLC	3,704,976	283,587	32,019	824,176	283,587	11,708
Beacon Behavioral Holdings LLC	1,652,025	28,628	(4,742)	2,646,894	114,512	(231)

Beary Landscaping LLC	135,211	422,535	8,831	422,535	422,535	11,776
BLP Buyer, Inc.	—	191,129	(747)	—	229,839	995
Capital Construction LLC	—	508,039	5,959	—	508,039	6,891
Chemtron Supply LLC	2,333,630	362,979	4,999	2,333,630	362,979	(175)
CPS Holdco, Inc.	2,868,269	705,128	(38)	—	—	—
DAWGS Intermediate Holding Company	—	363,416	(7)	—	—	—
Diverzify Intermediate LLC	1,371,429	—	(25,782)	1,371,429	—	(20,191)
Eastern Communications Solutions, Inc.	—	1,031,519	4,521	—	1,031,519	(33)
Foodscience LLC	2,444,444	763,889	(19,963)	2,444,444	763,889	(18,860)
Health Management Associates, Inc.	—	71,302	1,340	155,005	65,102	4,384
Hill Country Dairies, Inc.	870,968	580,645	(35,891)	870,968	508,065	(19,932)
HMN Acquirer Corp.	1,041,667	625,000	3,688	1,041,667	625,000	(8,169)
In Vitro Sciences LLC	7,111	177,778	(14,983)	7,111	177,778	(11,611)
Integrated Openings Solutions LLC	4,120,879	379,121	(33,232)	4,120,879	303,297	(31,676)
Jetson Buyer, Inc.	—	381,544	(7,285)	—	443,656	(13,834)
Krayden Holdings, Inc.	1,393,071	554,743	8,232	1,393,071	574,269	9,798
Leap Service Partners LLC	2,464,147	400,000	23,071	752,941	517,647	13,234
Library Associates LLC	—	72,418	566	—	72,418	638
Lockmasters Security Intermediate, Inc.	878,274	150,989	6,758	878,274	205,895	2,875
M&D Midco, Inc.	1,045,311	687,484	6,996	1,045,311	763,871	3,848
Midwest Eye Services LLC	2,591,461	704,931	43,668	2,812,729	704,931	45,607
OIS Management Services LLC	893,039	167,626	6,561	1,185,503	167,626	5,956
PAK Quality Foods Acqusition LLC	537,313	313,433	9,275	537,313	313,433	9,755
Pediatric Home Respiratory Services LLC	900,000	420,000	4,146	900,000	420,000	(19)
PNB Holdings III LLC	1,227,273	490,909	10,730	1,227,273	490,909	2,969
Purple Cow Buyer LLC	1,041,881	277,835	11,869	1,041,881	277,835	(516)
QM Buyer, Inc.	1,222,222	611,111	(2,488)	1,222,222	611,111	(233)
Rapid Buyer LLC	1,295,585	647,793	3,538	1,295,585	647,793	(10,299)
Redwood MSO LLC	703,371	337,079	(3,427)	786,517	337,079	(100)
Refocus Management Services LLC	564,211	147,368	8,788	680,000	210,526	7,587
Renovation Systems LLC	142,865	75,158	2,765	142,865	68,894	2,810
RPC TopCo, Inc.	—	545,455	7,503	—	545,455	2,341
Simon Pearce LLC	—	642,857	2,648	—	642,857	(245)
Star Logistics & Hospitality Services LLC	1,232,143	428,571	(40,507)	1,232,143	535,714	(32,401)
StartKleen Legacy Holdings LLC	1,282,051	1,025,641	(157)	—	—	—
Stellar Buyer LLC	1,529,801	819,536	22,264	1,639,073	819,536	(12,846)
Steward Partners Global Advisory LLC	255,607	311,716	9,121	317,951	311,716	10,841
SurfacePrep Buyer LLC	932,138	479,452	12,661	227,397	479,452	10,226
The Smilist DSO LLC	1,884,741	140,351	(7,744)	2,086,698	140,351	1,959
VPD Management, Inc.	2,299,948	137,143	25,462	2,299,948	137,143	5,715
Vybond Buyer LLC	1,051,402	788,551	(1,108)	—	—	—
WeLocalize, Inc.	—	320,414	(1,602)	—	354,142	(4,427)
WWEC Holdings III Corp.	824,818	434,020	14,086	824,818	434,020	15,110
XpressMyself.com LLC	—	233,050	4,073	—	233,050	3,900
Total	$54,015,884	$21,730,765	$113,128	$46,297,003	$18,648,965	($13,328)

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
Offering and Organization Costs
Organization costs are expensed as incurred. During the three months ended March 31, 2025 and March 31, 2024, the Fund incurred organization costs of $0 and $24,253, respectively. Offering costs are accounted for as a deferred charge by the Fund and will be amortized to expense over 12 months from the BDC Election Date. During the three months ended March 31, 2025 and March 31, 2024, $0 and $100,007, respectively, of offering costs were expensed.
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
As of December 31, 2024, the Fund had no uncertain tax positions that would require financial statement recognition, derecognition or disclosure. The Fund’s federal tax returns once filed are subject to examination by the Internal Revenue Service for a period of three years.
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
The Fund has an investment management agreement with the Advisor under which the Fund pays an annual fee rate of
1.25
% of monthly net assets effective on and after October 3, 2023. The management fee is payable monthly in arrears.
The Advisor contractually agrees to limit its management fee for the Fund (excluding any incentive fee) to an annual rate of
1.00
% of monthly net assets. This agreement expires on October 3, 2025, unless renewed by mutual agreement of the Advisor and the Fund based upon a determination that this is appropriate under the circumstances at that time.
The Advisor contractually agrees to reduce the Fund management fee, or, if necessary, make payment to the Fund, in an amount equal to the amount by which the expenses of the Fund, incurred in the ordinary course of the Fund’s business, exceed
0.50
% of monthly net assets (on an annualized basis) of the Fund. For purposes of this agreement, “expenses of the Fund” means all expenses of the Fund, excluding (a) management and incentive fees, (b) interest expense and other borrowing related costs, fees and expenses, (c) taxes, (d) portfolio brokerage commissions, (e) litigation and indemnification expenses and other extraordinary expenses not incurred in the ordinary course of the business of the Fund, (f) short dividends and (g) cashiering or other investment servicing fees. This agreement expires on October 3, 2025, unless renewed by mutual agreement of the Advisor and the Fund based upon a determination that this is appropriate under the circumstances at that time.
The expense reductions described above amounted to $
225,546
and $
280,745
for the three months ended March 31, 2025 and March 31, 2024, respectively.
Expenses waived or reimbursed in the current fiscal period are not subject to recapture in future fiscal periods.
The management fee, including the impact of the waivers and reimbursements as described above, incurred for the three months ended March 31, 2025 and March 31, 2024, was equivalent to a net annual effective rate of
0.49
% and
0.09
%, respectively, of the Fund’s average monthly net assets.
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
1.50
% per quarter
(6.00
% annualized) and for each calendar quarter will be calculated as follows:
(i) No Incentive Fee on Income will be payable in any calendar quarter in which the Fund’s
Pre-Incentive
Fee Net Investment Income Returns do not exceed the hurdle rate of
1.50
% per quarter, or
6.00
% annualized, based on the Fund’s average beginning monthly net assets for the applicable quarterly payment period.
(ii)
100
% of the dollar amount of the Fund’s
Pre-Incentive
Fee Net Investment Income Returns with respect to that portion of such
Pre-Incentive
Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than a rate of return of
1.715
% (
6.86
% annualized) of the average beginning monthly net assets of the Fund for the applicable quarterly payment period. This portion of
Pre-Incentive
Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than
1.715
%) is referred to as the
“catch-up.”
The
“catch-up”
is meant to provide the Advisor with approximately
12.5
% of our
Pre-Incentive
Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds
1.715
% in any calendar quarter and

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
(i)
12.5
% of cumulative realized capital gains net of cumulative realized capital losses and cumulative unrealized capital depreciation commencing from October 3, 2024 through the end of such calendar year, less the aggregate amount of any previously paid Incentive Fee on Capital Gains as calculated in accordance with GAAP.
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
For the three months ended March 31, 2025 and March 31, 2024, the incentive fee amounted to $422,877 and $0, respectively. As of March 31, 2025 and December 31, 2024, $593,668 and $469,067 remained payable, respectively.
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
These accounting and legal services fees incurred for the three months ended March 31, 2025 and March 31, 2024 amounted to an annual rate of 0.04% and 0.04%, respectively, of the Fund’s average monthly net assets.
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
During the three months ended March 31, 2025, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $35,612,817 including unfunded commitments of $16,724,000.
During the three months ended March 31, 2024, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $30,292,319, including unfunded commitments of $8,686,393.
Note 5 – Borrowings
On July 26, 2023, the Board and the Fund’s sole shareholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Fund and such election became effective the following day. As a result of this approval, the Fund’s applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200% and the Fund is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2025, the asset coverage ratio was 299%.

JPM Funding Facility
On March 26, 2024, the SPV entered into a Loan and Security Agreement (the JPM Funding Facility), as borrower (the “Borrower”), with the Fund, as the parent and portfolio manager, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of up to $150 million with a reinvestment period ending March 26, 2027 and an initial final maturity date of March 26, 2029. The JPM Funding Facility also provides for a feature that allows the Borrower, subject to certain conditions, to increase the overall size of the JPM Funding Facility to a maximum of $500 million. In addition, on March 26, 2024, the Fund, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which the Borrower will either purchase certain corporate loans or receive contributions of cash or such corporate loans, (collectively, the Loans), from time to time, originated by the Fund or its affiliates.
On November 26, 2024, the SPV entered into a First Amendment to the JPM Funding Facility, which provides for a decrease in the interest rate on borrowings under the JPM Funding Facility from an applicable margin of 2.70% to 2.30%, in each case over Term SOFR or an alternate base rate; an increase in commitment fee on the undrawn balance of 0.55% per annum (or, 0.30% during ramp-up
period) to 0.75% per annum (or, 0.50% during
ramp-up
period), removal of the administration agency fee, extends the maturity of the JPM Funding Facility to November 26, 2029; and resets the investment period and call protection.
The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. Borrowings under the JPM Funding Facility will bear interest at Term SOFR or an alternate base rate, in each case plus an applicable margin equal to 2.30% as amended on November 26, 2024, subject to increases for default rate interest from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an upfront fee, an administrative agency fee (removed November 26, 2024) and a commitment fee on the undrawn balance of 0.75% per annum (or, during March 26, 2024 to March 27, 2025 ramp-up
period, 0.50% per annum) as amended on November 26, 2024 on the average daily unused facility amount.
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
As of March 31, 2025 and December 31, 2024, the Fund had outstanding borrowings of $63,800,000 and $53,200,000 at an average interest rate of 6.61% and 6.80%, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2025 and March 31, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $52,711,111 and $5,000,000 and the weighted average interest rate was 6.53% and 8.01%, respectively.
The Fund recorded the following interest expense, unused commitment fee and other credit facility related fees on the JPM Funding Facility as Interest and credit facility expenses on the Consolidated Statements of Operations during the three months ended March 31, 2025 and March 31, 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Interest expense	$859,980	$6,677
Unused commitment fee and administration fee	91,611	12,083
Other credit facility related fees	—	7,167

	$951,591	$25,927

In connection with the JPM Funding Facility, the SPV pays an upfront fee which is deferred and amortized over the life of the JPM Funding Facility using the straight-line method. During the three months ended March 31, 2025 and March 31, 2024, $83,812 and $5,558 of the upfront fee was expensed and included in Interest and credit facility expenses and $21,310 and $0 of related upfront legal fees was expensed and included in Professional fees on the Consolidated Statements of Operations. At March 31, 2025 and December 31, 2024, $1,724,917 and $1,830,038 of unamortized upfront fee is included in Deferred financing cost on the Consolidated Statements of Assets and Liabilities.

Note 6 – Shares of beneficial interest
At March 31, 2025, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 28.6%, 12.3% and 59.1%, respectively, of the Class NAV shares of beneficial interest outstanding.
At December 31, 2024, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 32.4%, 13.9% and 53.7%, respectively, of the Class NAV shares of beneficial interest outstanding.
Note 7 – Purchase and sale of securities
Purchases and sales of securities, other than short-term investments, for the three months ended March 31, 2025 and March 31, 2024 was as follows:

March 31, 2025		March 31, 2024
Purchases	Sales	Purchases	Sales
$24,957,879	$1,927,484	$23,991,923	$561,618

Note 8 – Consolidated Financial Highlights

	For the three months ended March 31, 2025 Class NAV		For the three months ended March 31, 2024 Class NAV
Per share operating performance
Net asset value, beginning of period	$20.80		$20.74
Net investment income (1)	0.43		0.40
Net realized and unrealized gain (loss) on investments	0.05		0.09
Total from investment operations	0.48		0.49
Less distributions to common shareholders
From investment income	(0.38)		(0.20)
Total distributions	(0.38)		(0.20)
Net asset value, end of period	$20.90		$21.03
Total return (%) (2)	2.21	% (3)	2.38	% (3)
Ratios and supplemental data
Net assets, end of period (in millions)	$127		$113
Ratios (as a percentage of average net assets):
Expenses before reductions	7.07	% (4)	2.68	% (5)
Expenses including reductions	6.33	% (4)	1.60	% (5)
Interest and credit facility expenses	3.40	% (4)	—
Incentive fees	1.39	% (4)	—
Expenses including reductions (excluding interest and credit facility expenses and incentive fees)	1.54	% (4)	1.50	% (5)
Net investment income	8.17	% (4)	7.71	% (5)
Portfolio turnover	1%		1%
Total debt outstanding end of period (in millions)	$64		$5
Asset coverage per $1,000 of debt, end of period (6)	$2,991		$2,355

(1)	Based on average monthly shares outstanding.
(2)	Total return would have been lower had certain expenses not been reduced during the applicable period.
(3)	Not annualized.
(4)	Annualized.
(5)	Annualized. Certain expenses have been presented unannualized.
(6)
Asset coverage equals the total net assets plus borrowings divided by the borrowings of the Fund outstanding at period end (Note 5). As debt outstanding changes, the level of invested assets may change accordingly. Asset coverage ratio provides a measure of leverage.

Note 9 – Segment Reporting
The
management committee
of the Advisor acts as the Fund’s chief operating decision maker (the CODM), assessing performance and making decisions about resource allocation. The Fund represents a single
operating segment, as the CODM monitors and assesses the operating results of the Fund as a whole, and the fund long-term strategic asset allocation is managed in accordance with the terms of its registration statement, based on a defined investment strategy which is executed by the Fund’s portfolio management team. Segment assets are reflected in the Consolidated statements of assets and liabilities as “Total assets”, which consists primarily of total investments at value. The financial information, including the measurement of profit and loss and significant expenses, provided to and reviewed by the CODM is consistent with that presented within the Consolidated statements of operations, which include “Increase (decrease) in net assets from operations”, Consolidated statements of changes in net assets, which include “Increase (decrease) from share transactions”, and Consolidated financial highlights, which include total return and income and expense ratios.
Note 10 – Subsequent Events
Events or transactions occurring after the end of the period through the date that the consolidated financial statements were issued have been evaluated in the preparation of the consolidated financial statements. There are no subsequent events to disclose except for the following:
JPM Funding Facility Amendment
On April 10, 2025, the SPV entered into a Second Amendment to the JPM Funding Facility, which provides for an increase to the maximum loan commitments available under the JPM Funding Facility to $175 million, with an option for the Borrower to further increase the maximum loan commitments to $250 million, a decrease in the interest rate on borrowings under the JPM Funding Facility from an applicable margin of 2.30% to 2.20%, in each case over Term SOFR or an alternate base rate, and a decrease in the commitment fee on undrawn loan commitments from 0.75% to 0.60%. Further, the Second Amendment resets the minimum loan utilization schedule and gives the Borrower the option to increase the maximum advance rate.

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
for the year ended December 31, 2024 as updated by the Fund’s periodic filings with the United States Securities and Exchange Commission (the SEC). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we may file with the SEC in the future, including annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this section contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth in “Part I Item 1A. Risk Factors” of our annual report for the fiscal year ended December 31, 2024 on Form 10-K. You should read the following discussion in conjunction with the Part I, Item 1 of this Form 10-Q “Consolidated Financial Statements (Unaudited)” and related notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Overview

We are an externally managed, diversified closed-end management investment company that has elected to be regulated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on February 8, 2023, we are externally managed by the Advisor, which manages our day-to-day operations and provides us with investment advisory and administrative services pursuant to the terms of the Investment Advisory Agreement, and the Service Agreement with the Fund and the Service Level Agreement between the Advisor and JHIM. The Advisor is registered as investment advisor with the SEC. We have elected to be treated as a regulated investment company (RIC) for U.S. federal income tax purposes, and intend to continue to qualify annually thereafter, as a RIC under Subchapter M of the Internal Revenue Code of 1986, as amended (the Code).

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

Portfolio and Investment Activity

As of March 31, 2025, the Fund had investments, excluding cash equivalents, in 59 portfolio companies across 7 sectors and 21 industries. Based on fair value as of March 31, 2025, 92.0% of the Fund’s fair value was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in Secured Overnight Financing Rate (SOFR). The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of March 31, 2025. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of March 31, 2025, the Fund’s estimated weighted average total yield of investments in debt securities was 9.6%. Weighted average yields are based on interest rates as of March 31, 2025.

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

Our portfolio and investment activity for the three months ended March 31, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

March 31, 2025
Investments:
Total investments, beginning of period	$165,237,142
Purchase of investments	24,957,879
Proceeds from principal repayments and sales of investments	(1,927,484)
Net purchases and sales of short-term Investments	2,201,640
Payment-in-kind interest	—
Amortization of premium/accretion of discount, net	221,797
Net realized gain (loss) on investments	14,314

Total investments, end of period	$190,705,288

Portfolio companies at beginning of period	54
Number of new portfolio companies funded	5
Number of portfolio companies sold or repaid	—
Portfolio companies at end of period	59
Count of investments	196
Count of industries	21

As of March 31, 2025 and December 31, 2024, our investments, excluding unfunded loan commitments, consisted of the following:

	March 31, 2025		% of Investments at Fair Value	December 31, 2024		% of Investments at Fair Value
	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-Lien Loans	$175,419,354	$176,390,540	92.0%	$152,264,090	$152,865,434	92.2%
Equity	493,040	501,080	0.3%	381,798	377,668	0.2%
Other Securities	14,792,894	14,792,894	7.7%	12,591,254	12,591,254	7.6%

Total Investments	$190,705,288	$191,684,514	100.0%	$165,237,142	$165,834,356	100.0%

Portfolio Composition	as of March 31, 2025 (% of net assets)	as of December 31, 2024 (% of net assets)
Senior loans	198.5	195.4
Equity	0.4	0.3
Short-term investments and other (less unfunded loan commitments)	(98.9)	(95.7)
	100	100

Sector Composition	as of 3-31-25 (% of net assets)	as of 12-31-24 (% of net assets)
Industrials	92.8	82.9
Health care	36.8	41.9
Consumer discretionary	32.9	30.7
Information technology	16.5	17.9
Consumer staples	10.0	11.5
Financials	6.4	6.8
Materials	3.5	4.0
Short-term investments and other (less unfunded loan commitments)	(98.9)	(95.7)
	100	100

Industry Composition	as of 3-31-25 (% of net assets)
Health care providers and services	33.9
Commercial services and supplies	29.9
Trading companies and distributors	26.1
Professional services	17.6
Building products	12.2
IT services	9.3
Distributors	9.1
Food products	7.7
Diversified consumer services	7.3
Software	7.2
Hotels, restaurants and leisure	6.5
Insurance	4.7
Specialty retail	3.5
Air freight and logistics	3.5
Household durables	3.5
Chemicals	3.5
Machinery	3.5
Leisure products	3.0
Health care equipment and supplies	2.9
Consumer staples distribution and retail	2.3
Capital markets	1.7
Short-term investments and other (less unfunded loan commitments)	(98.9)
100

Top 10 Issuers as of 3-31-25 (% of net assets)
Xenon Arc, Inc	5.4
AC Blackpoint Acquisition, Inc	5.3
CPS Holdco, Inc.	4.9
Pediatric Home Respiratory Services LLC	4.7
The Smilist DSO LLC	4.7
Leap Service Partners LLC	4.7
M&D Midco, Inc.	4.7
Eastern Communications Solutions, Inc.	4.7
Vybond Buyer LLC	4.7
Stellar Buyer LLC	4.7
Total	48.5

Cash and short-term investments are not included.

Percentages include unfunded loan commitments.

Top 10 Issuers as of 12-31-24 (% of net assets)
Pediatric Home Respiratory Services LLC	5.4
M&D Midco, Inc.	5.3
The Smilist DSO LLC	5.3
AC Blackpoint Acquisition, Inc	5.3
Eastern Communications Solutions, Inc.	5.3
Redwood MSO LLC	5.3
Midwest Eye Services LLC	5.0
Renovation Systems LLC	4.9
QM Buyer, Inc.	4.9
Foodscience LLC	4.9
Total	51.6

Cash and cash equivalents are not included.

Percentages include unfunded loan commitments.

As of March 31, 2025 and December 31, 2024, 100% of investments held were based in the United States.

Results of Operations

Our operating results for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	March 31, 2025	March 31, 2024
Increase (decrease) in net assets from operations	$2,885,784	$2,365,272

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Our investment income for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	March 31, 2025	March 31, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest	$4,301,267	$1,788,772
Dividends	93,934	458,090
Other income	22,685	20,622

Total investment income	$4,417,886	$2,267,484

For the three months ended March 31, 2025 and March 31, 2024, total investment income was driven by the Fund’s deployment of capital and invested balance of investments. The size of the Fund’s investment portfolio at fair value was approximately $191.7 million as of March 31, 2025 and, as of such date, all of the Fund’s debt investments were income-producing.

Interest income on the Fund’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Fund expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2025, all of the Fund’s debt investments were performing and current on their interest payments.

Our expenses for the three months ended March 31, 2025 and March 31, 2024 were as follows:

	March 31, 2025	March 31, 2024
Expenses
Management fee	$375,807	$302,891
Incentive fees	422,877	—
Accounting and legal services fees	11,958	8,767
Interest and credit facility expenses	1,035,403	31,485
Investment servicing fees	19,177	—
Trustee fees	23,237	21,648
Professional fees	129,306	103,991
Custody and accounting fees	66,881	57,239
Transfer Agent	46,939	—
Printing and postage	8,699	11,065
Organization cost	—	24,253
Offering cost	—	100,007
Other expenses	13,690	8,795

Total expenses	$2,153,974	$670,141
Less expense reductions	(225,546)	(280,745)

Net expenses	$1,928,428	$389,396

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

Interest and credit facility expenses include interest expense, amortized deferred financing cost, unused commitment fee and utilization fee related to the JPM Funding Facility. During the three months ended March 31, 2025, legal fees related to establishing the JPM Funding Facility were capitalized and are being amortized over the life of the facility and are included in professional fees.

Other expenses generally include insurance, valuation, subscriptions and other costs.

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

For the three months ended March 31, 2025 and March 31, 2024, the Fund did not incur any excise tax.

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

Equity

For the three months ended March 31, 2025 and March 31, 2024, we held one closing and three closings of our continuous Private Offering, respectively. As a result, the total Class NAV shares issued, and proceeds received related to such closings were as follows:

Shares issue date	Class NAV shares issued	Proceeds Received
March 31, 2025
February 3, 2025	716,476	$15,000,000
March 31, 2024
January 2, 2024	723,237	$15,000,000
February 1, 2024	718,284	$15,000,000
March 1, 2024	714,078	$15,000,000

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

JPM Funding Facility

On March 26, 2024, the SPV, a wholly owned consolidated subsidiary of the Fund, entered into a Loan and Security Agreement (the JPM Funding Facility), as borrower (the Borrower), with the Fund, as the parent and portfolio manager, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of up to $150 million with a reinvestment period ending March 26, 2027 and an initial final maturity date of March 26, 2029 . The JPM Funding Facility also provides for a feature that allows the Borrower, subject to certain conditions, to increase the overall size of the JPM Funding Facility to a maximum of $500 million. In addition, on March 26, 2024, the Fund, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which Borrower will either purchase certain corporate loans or receive contributions of cash or such corporate loans (collectively, the Loans), from time to time, originated by the Fund or its affiliates. On November 26, 2024, the SPV entered into a First Amendment to the JPM Funding Facility, which provides for a decrease in the interest rate on borrowings under the JPM Funding Facility from an applicable margin of 2.70% to 2.30%, in each case over Term SOFR or an alternate base rate; an increase in commitment fee on the undrawn balance of 0.55% per annum (or, 0.30% during ramp-up period) to 0.75% per annum (or, 0.50% during ramp-up period), extends the maturity of the JPM Funding Facility to November 26, 2029; and resets the investment period and call protection.

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

As of March 31, 2025 and December 31, 2024, the Fund had outstanding borrowings of $63,800,000 and $53,200,000 at an average interest rate of 6.61% and 6.80%, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2025 and March 31, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $52,711,111 and $5,000,000 and the weighted average interest rate was 6.53% and 8.01%, respectively.

For further details, see “Note 5 – Borrowings” under “Item 1. Consolidated Financial Statements (Unaudited)” in the accompanying unaudited consolidated financial statements.

Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

We have entered into certain contracts under which we may have material future commitments. We have entered into each of the Investment Advisory Agreement and the Service Agreement with the Advisor to provide us with investment advisory services and administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements made under the Service Agreement are described in “Part I Item 1. Business – Management Agreements” of our December 31, 2024 Form 10-K. The Advisor is responsible for payments under the Service Level Agreement.

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

As of March 31, 2025 and December 31, 2024, the Fund had the following unfunded commitments outstanding:

	March 31, 2025		December 31, 2024
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Principal on Delayed Draw Term Loan	Principal on Revolver
4M Capital, Ltd.	—	$528,000	—	$528,000
AC Blackpoint Acquisition, Inc	$1,407,378	508,475	$2,033,898	508,475
Air Buyer, Inc.	—	340,909	750,000	340,909
All Glass & Window Holdings, Inc.	1,282,051	769,231	—	—
American Combustion Industries, Inc.	857,214	227,473	1,005,670	299,307
Bandon Fitness, Inc.	1,725,959	114,804	1,739,184	114,804
BCTS Parent LLC	3,704,976	283,587	824,176	283,587
Beacon Behavioral Holdings LLC	1,652,025	28,628	2,646,894	114,512
Beary Landscaping LLC	135,211	422,535	422,535	422,535
BLP Buyer, Inc.	—	191,129	—	229,839
Capital Construction LLC	—	508,039	—	508,039
Chemtron Supply LLC	2,333,630	362,979	2,333,630	362,979
CPS Holdco, Inc.	2,868,269	705,128	—	—
DAWGS Intermediate Holding Company	—	363,416	—	—
Diverzify Intermediate LLC	1,371,429	—	1,371,429	—
Eastern Communications Solutions, Inc.	—	1,031,519	—	1,031,519
Foodscience LLC	2,444,444	763,889	2,444,444	763,889
Health Management Associates, Inc.	—	71,302	155,005	65,102
Hill Country Dairies, Inc.	870,968	580,645	870,968	508,065
HMN Acquirer Corp.	1,041,667	625,000	1,041,667	625,000
In Vitro Sciences LLC	7,111	177,778	7,111	177,778
Integrated Openings Solutions LLC	4,120,879	379,121	4,120,879	303,297
Jetson Buyer, Inc.	—	381,544	—	443,656
Krayden Holdings, Inc.	1,393,071	554,743	1,393,071	574,269
Leap Service Partners LLC	2,464,147	400,000	752,941	517,647
Library Associates LLC	—	72,418	—	72,418
Lockmasters Security Intermediate, Inc.	878,274	150,989	878,274	205,895
M&D Midco, Inc.	1,045,311	687,484	1,045,311	763,871
Midwest Eye Services LLC	2,591,461	704,931	2,812,729	704,931
OIS Management Services LLC	893,039	167,626	1,185,503	167,626

PAK Quality Foods Acquisition LLC	537,313	313,433	537,313	313,433
Pediatric Home Respiratory Services LLC	900,000	420,000	900,000	420,000
PNB Holdings III LLC	1,227,273	490,909	1,227,273	490,909
Purple Cow Buyer LLC	1,041,881	277,835	1,041,881	277,835
QM Buyer, Inc.	1,222,222	611,111	1,222,222	611,111
Rapid Buyer LLC	1,295,585	647,793	1,295,585	647,793
Redwood MSO LLC	703,371	337,079	786,517	337,079
Refocus Management Services LLC	564,211	147,368	680,000	210,526
Renovation Systems LLC	142,865	75,158	142,865	68,894
RPC TopCo, Inc.	—	545,455	—	545,455
Simon Pearce LLC	—	642,857	—	642,857
Star Logistics & Hospitality Services LLC	1,232,143	428,571	1,232,143	535,714
StartKleen Legacy Holdings LLC	1,282,051	1,025,641	—	—
Stellar Buyer LLC	1,529,801	819,536	1,639,073	819,536
Steward Partners Global Advisory LLC	255,607	311,716	317,951	311,716
SurfacePrep Buyer LLC	932,138	479,452	227,397	479,452
The Smilist DSO LLC	1,884,741	140,351	2,086,698	140,351
VPD Management, Inc.	2,299,948	137,143	2,299,948	137,143
Vybond Buyer LLC	1,051,402	788,551	—	—
WeLocalize, Inc.	—	320,414	—	354,142
WWEC Holdings III Corp.	824,818	434,020	824,818	434,020
XpressMyself.com LLC	—	233,050	—	233,050
Total	$54,015,884	$21,730,765	$46,297,003	$18,648,965

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

The following table summarizes the distributions declared on our common shares for the three months ended March 31, 2025 and March 31, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share
March 31, 2025
March 28, 2025	March 27, 2025	April 22, 2025	$0.3833
March 31, 2024
March 27, 2024	March 26, 2024	April 19, 2024	$0.2035

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

As of March 31, 2025 and December 31, 2024, no Common Shares were issued pursuant to the DRP.

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

We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by the Advisor and overseen by the Board in accordance with the Advisor’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. See “Part I Item 1. Business – Determination of Net Asset Value.” of our December 31, 2024 Form 10-K.

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We may use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we may have the ability to borrow in foreign currencies under any credit facilities or enter into other financing arrangements, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We expect to typically be a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, are expected to benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. See “Part I Item 1. Business – Determination of Net Asset Value.” of our December 31, 2024 Form 10-K.

As of March 31, 2025, approximately $177.0 million (principal amount) of our debt portfolio investments (funded positions) bore interest at variable rates, which are generally SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our March 31, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	March 31, 2025
	Interest income	Interest expense	Net income
Up 300 basis points	$5,360,139	$(1,914,000)	$3,446,139
Up 200 basis points	$3,573,426	$(1,276,000)	$2,297,426
Up 100 basis points	$1,786,713	$(638,000)	$1,148,713
Down 100 basis points	$(1,786,713)	$638,000	$(1,148,713)

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Fund’s disclosure controls and procedures as of March 31, 2025 (the end of the period covered by this report), the Fund’s principal executive officer and principal financial officer have concluded that those disclosure controls and procedures were effective as of March 31, 2025 and provided reasonable assurance that the material information required to be disclosed by the Fund on this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A. Risk Factors

Investing in our Common Shares involves a number of significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I Item 1A. Risk Factors” our December 31, 2024 Form 10-K, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in our December 31, 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. In addition to the risk factors discussed in “Part I Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, we are subject to the following risk:

Tariffs may adversely affect us or our portfolio companies.

Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain of our portfolio companies or reduce demand for their products, which could affect their results of operations. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us or our portfolio companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Fund offers and sells its Common Shares in a Private Offering under the exemption provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder. Except as previously reported by us on our Current Report on Form 8-K, during the period covered by this Quarterly Report on Form 10-Q, the Fund did not sell any unregistered securities.

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

Manulife Private Credit Fund

Date: May 13, 2025	By:	/s/ Ian Roke
Name: Ian Roke
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Heidi Knapp
Name: Heidi Knapp
Title: Chief Financial Officer (Principal Financial Officer)