Form 10-Q
period 2025-06-30
Manulife Private Credit Fund
filed 2025-08-12
CIK 1988280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
of the Exchange Act). Yes ☐ No ☒
As of June 30, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”). The number of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 12, 2025, was 8,256,380.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-25
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 170.6% (Cost $292,028,474)				$292,112,375
Consumer discretionary 31.1%				53,327,820

Distributors 6.7%
All Glass & Window Holdings, Inc., Delayed Draw Term Loan (C)	—	03-26-31	1,282,051	1,262,821
All Glass & Window Holdings, Inc., Revolver (C)	—	03-26-31	769,231	757,692
All Glass & Window Holdings, Inc., Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.321	03-26-31	3,634,139	3,579,627
Eastern Communications Solutions, Inc., Revolver (C)	—	12-30-30	1,031,519	1,016,046
Eastern Communications Solutions, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.296	12-30-30	4,943,639	4,869,484

Diversified consumer services 10.1%
Capital Construction LLC, 3rd Amendment Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.196	10-22-26	411,614	405,440
Capital Construction LLC, Add-On Delayed Draw Term Loan (1, 3 and 6 month CME Term SOFR + 5.750%) (D)	10.068	10-22-26	497,059	492,088
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.174	10-22-26	324,911	321,662
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.174	10-22-26	1,128,082	1,116,801
Capital Construction LLC, Delayed Draw Term Loan A (C)	—	10-22-26	217,241	215,611
Capital Construction LLC, Delayed Draw Term Loan B (C)	—	10-22-26	628,855	624,138
Capital Construction LLC, Revolver (C)	—	10-22-26	508,039	502,958
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.174	10-22-26	832,203	823,881
Impact Climate Technologies LLC, Delayed Draw Term Loan (C)	—	04-04-30	711,718	697,484
Impact Climate Technologies LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.358	04-04-30	2,010,605	1,970,393
Leap Service Partners LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%)	9.295	03-15-29	1,745,935	1,745,935
Leap Service Partners LLC, Delayed Draw Term Loan B (3 month CME Term SOFR + 5.000%) (C)	9.313	03-15-29	2,022,971	2,022,971
Leap Service Partners LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.325	03-15-29	588,235	588,235
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.280	03-15-29	1,625,958	1,625,958
O2B Early Education Holding, Inc., Delayed Draw Term Loan (C)	—	05-29-31	1,361,162	1,350,953
O2B Early Education Holding, Inc., Revolver (C)	—	05-29-31	680,581	675,476
O2B Early Education Holding, Inc., Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.829	05-29-31	2,041,742	2,026,429

Hotels, restaurants and leisure 7.0%

Bandon Fitness, Inc., 4th Amendment Delayed Draw Term Loan (C)	—	07-27-28	1,705,489	1,654,324
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.468	07-27-28	564,701	547,760
Bandon Fitness, Inc., Revolver (3 month CME Term SOFR + 6.000%)	10.429	07-27-28	114,804	111,360
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.430	07-27-28	1,456,990	1,413,281
Rocket Holdco Intermediate II LLC, Revolver (C)	—	06-17-31	801,887	791,863
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Consumer discretionary (continued)
Hotels, restaurants and leisure (continued)
Rocket Holdco Intermediate II LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.060	06-17-31	3,464,151	$3,420,849
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	9.835	06-18-29	1,605,268	1,480,860
Star Logistics & Hospitality Services LLC, Revolver (3 month CME Term SOFR + 5.250%) (C)	9.432	06-18-29	535,714	494,196
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.563	06-18-29	2,333,571	2,152,720
Household durables 2.6%
Simon Pearce LLC, Revolver (3 month CME Term SOFR + 4.500%) (C)	8.821	10-21-30	642,857	638,036
Simon Pearce LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.824	10-21-30	3,837,857	3,809,073
Leisure products 2.2%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	525,360
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.296	06-18-27	3,283,933	3,267,514
Specialty retail 2.5%
RPC TopCo, Inc., Revolver (C)	—	09-02-31	545,455	541,364
RPC TopCo, Inc., Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.967	09-02-31	3,815,795	3,787,177
Consumer staples 9.8%				16,728,804

Consumer staples distribution and retail 1.7%
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	537,313
PAK Quality Foods Acquisition LLC, Revolver (1 month CME Term SOFR + 5.750%) (C)	10.187	12-28-29	313,433	313,433
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.187	12-28-29	2,084,507	2,084,507
Food products 8.1%
Foodscience LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 4.500%) (C)	8.666	11-14-31	2,442,649	2,406,010
Foodscience LLC, Revolver (3 month CME Term SOFR + 4.500%) (C)	8.802	11-14-31	763,889	752,431
Foodscience LLC, Term Loan (6 month CME Term SOFR + 4.500%) (D)	8.967	11-14-31	2,280,208	2,246,005
GSF Buyer LLC, Delayed Draw Term Loan (C)	—	04-30-31	1,361,162	1,344,147
GSF Buyer LLC, Revolver (C)	—	04-30-31	680,581	672,074
GSF Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.280	04-30-31	2,041,742	2,016,221
Hill Country Dairies, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.260	08-01-30	1,088,710	1,058,770
Hill Country Dairies, Inc., Revolver (3 month CME Term SOFR + 5.000%) (C)	9.260	08-01-30	725,806	705,847
Hill Country Dairies, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.260	08-01-30	2,665,343	2,592,046

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Financials 8.0%				$13,624,072

Capital markets 4.6%
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%)	9.055	10-13-28	926,160	916,898
Steward Partners Global Advisory LLC, Delayed Draw Term Loan C (3 month CME Term SOFR + 4.750%) (C)	9.046	10-13-28	5,153,319	5,101,786
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	955,881	946,322
Steward Partners Global Advisory LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.046	10-13-28	909,432	900,338
Insurance 3.4%
Stellar Buyer LLC, 1st Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.300	11-12-30	393,750	391,781
Stellar Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.296	11-12-30	1,638,800	1,630,606
Stellar Buyer LLC, Revolver (C)	—	11-12-30	819,536	815,439
Stellar Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.300	11-12-30	2,935,579	2,920,902
Health care 35.3%				60,462,444

Health care equipment and supplies 6.5%
CPC/Cirtec Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.077	01-30-29	1,589,970	1,582,020
CPC/Cirtec Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.077	01-30-29	2,131,391	2,120,734
LTC Consulting Services LLC, Revolver (C)	—	05-01-31	454,545	452,273
LTC Consulting Services LLC, Term Loan (6 month CME Term SOFR + 4.750%) (D)	9.026	05-01-31	7,045,455	7,010,220
Health care providers and services 28.8%
Beacon Behavioral Holdings LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.796	06-21-29	3,254,170	3,213,493
Beacon Behavioral Holdings LLC, Revolver (3 month CME Term SOFR + 5.500%) (C)	9.796	06-21-29	114,512	113,080
Beacon Behavioral Holdings LLC, Term Loan (15.000% PIK)	15.000	06-21-30	299,597	295,853
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 7.000%)	11.441	02-28-29	695,200	615,252
In Vitro Sciences LLC, Revolver (C)	—	02-28-29	177,778	157,333
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 7.000%) (D)	11.441	02-28-29	3,072,222	2,718,917
Midwest Eye Services LLC, Delayed Draw Term Loan A (3 month CME Term SOFR + 4.500%) (D)	8.946	08-20-27	1,234,034	1,237,119
Midwest Eye Services LLC, Delayed Draw Term Loan B (3 month CME Term SOFR + 4.500%) (C)	8.946	08-20-27	2,812,175	2,819,206
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	704,931	704,931
Midwest Eye Services LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.946	08-20-27	733,142	734,975
OIS Management Services LLC, 3rd Amendment Incremental Delayed Draw Term Loan (C)	—	11-16-28	949,658	954,406
OIS Management Services LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.042	11-16-28	2,336,937	2,348,622
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.046	11-16-28	547,959	550,699

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	$167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.046	11-16-28	1,420,073	1,427,174
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (C)	—	12-23-30	900,000	902,250
Pediatric Home Respiratory Services LLC, Revolver (6 month CME Term SOFR + 5.500%) (C)	9.742	12-23-30	500,000	501,250
Pediatric Home Respiratory Services LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.745	12-23-30	4,588,500	4,599,971
Redwood MSO LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.213	12-20-29	786,309	772,549
Redwood MSO LLC, Revolver (Prime rate + 4.500%) (C)	11.955	12-20-29	337,079	331,180
Redwood MSO LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.796	12-20-29	4,852,022	4,767,112
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.896	02-14-29	2,263,261	2,229,312
Refocus Management Services LLC, Delayed Draw Term Loan (Prime rate + 4.500% and 3 month CME Term SOFR + 5.500%)	10.051	02-14-29	1,049,716	1,041,843
Refocus Management Services LLC, Revolver (3 month CME Term SOFR + 5.500%) (C)	9.893	02-14-29	210,526	208,947
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.896	02-14-29	2,702,632	2,682,362
The Smilist DSO LLC, 2024-1 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.296	04-04-29	694,951	701,900
The Smilist DSO LLC, 2024-2 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	10.296	04-04-29	558,090	563,671
The Smilist DSO LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	9.555	04-04-29	2,007,723	1,987,646
The Smilist DSO LLC, Revolver (C)	—	04-04-29	140,351	140,351
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.296	04-04-29	2,570,526	2,596,232
VPD Management, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.296	11-02-27	3,024,928	3,009,804
VPD Management, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	10.296	11-02-27	228,571	227,429
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.296	11-02-27	735,714	732,036
Wildcat Purchaser LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.323	05-08-31	938,204	926,476
Wildcat Purchaser LLC, Revolver (C)	—	05-08-31	312,735	308,825
Wildcat Purchaser LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.307	05-08-31	2,032,775	2,007,365
Industrials 71.7%				122,720,001

Air freight and logistics 2.6%
PNB Holdings III LLC, Delayed Draw Term Loan (C)	—	09-17-30	1,227,273	1,218,068
PNB Holdings III LLC, Revolver (1 and 3month CME Term SOFR + 4.750%) (C)	8.850	09-17-30	818,182	812,045

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Air freight and logistics (continued)
PNB Holdings III LLC, Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.811	09-17-30	2,436,136	$2,417,865
Building products 7.2%
DAWGS Intermediate Holding Company, Revolver (3 month CME Term SOFR + 4.500%) (C)	8.800	03-28-31	378,558	375,719
DAWGS Intermediate Holding Company, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.796	03-28-31	1,540,657	1,529,102
Integrated Openings Solutions LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.300	11-20-29	4,120,879	4,059,066
Integrated Openings Solutions LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	9.296	11-20-29	379,121	373,434
Vybond Buyer LLC, Delayed Draw Term Loan (C)	—	02-03-32	1,051,402	1,038,259
Vybond Buyer LLC, Revolver (C)	—	02-03-32	788,551	778,695
Vybond Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.296	02-03-32	4,160,047	4,108,046
Commercial services and supplies 22.5%
Air Buyer, Inc., Revolver (C)	—	07-23-30	340,909	331,534
Air Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.779	07-23-30	3,383,523	3,290,476
American Combustion Industries, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 5.000%)	9.427	08-31-28	808,248	781,980
American Combustion Industries, Inc., Delayed Draw Term Loan B (1 month CME Term SOFR + 5.000%) (C)	9.427	08-31-28	957,530	926,410
American Combustion Industries, Inc., Revolver (1 month CME Term SOFR + 5.000%) (C)	9.427	08-31-28	359,168	347,495
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.427	08-31-28	2,351,169	2,274,756
BCTS Parent LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.327	12-26-29	973,702	973,702
BCTS Parent LLC, Incremental Delayed Draw Term Loan (C)	—	12-26-29	2,880,800	2,880,800
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	—	12-26-29	354,484	354,484
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.333	12-26-29	1,396,668	1,396,668
Beary Landscaping LLC, 3rd Amendment Term Loan A (3 month CME Term SOFR + 5.250%) (D)	9.548	12-21-29	673,363	673,363
Beary Landscaping LLC, Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.250%)	9.559	12-21-29	421,479	421,479
Beary Landscaping LLC, Revolver (3 month CME Term SOFR + 5.250%) (C)	9.572	12-21-29	422,535	422,535
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	9.577	12-21-29	2,122,606	2,122,606
Diverzify Intermediate LLC, Delayed Draw Term Loan (C)	—	05-11-27	1,371,429	1,330,286
Diverzify Intermediate LLC, Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.336	05-11-27	2,608,857	2,530,591
Renovation Systems LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.296	01-24-28	1,091,511	1,091,511
Renovation Systems LLC, Add-On Delayed Draw Term Loan D (6 month CME Term SOFR + 6.000%) (C)	10.212	01-24-28	274,081	274,081

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated
Schedule
of Investments 6-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.296	01-24-28	249,269	$249,269
Renovation Systems LLC, Revolver (3 month CME Term SOFR + 6.000%) (C)	10.293	01-24-28	125,263	125,263
Renovation Systems LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.296	01-24-28	3,726,242	3,726,242
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%) (D)	10.177	09-30-27	1,802,277	1,802,277
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.177	09-30-27	186,970	186,970
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.177	09-30-27	1,226,872	1,226,872
Security Services Acquisition Sub Corp., Add-On Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.177	09-30-27	503,674	503,674
Security Services Acquisition Sub Corp., Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.177	09-30-27	723,819	723,819
StartKleen Legacy Holdings LLC, Delayed Draw Term Loan (C)	—	03-14-31	1,282,051	1,262,821
StartKleen Legacy Holdings LLC, Revolver (C)	—	03-14-31	1,025,641	1,010,256
StartKleen Legacy Holdings LLC, Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.062	03-14-31	3,197,115	3,149,159
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.173	09-07-28	588,391	585,449
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	230,719
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.907	09-07-28	1,314,517	1,301,372
Construction and engineering 1.8%
Magic Valley Electric LLC, Delayed Draw Term Loan (C)	—	04-07-31	1,526,252	1,503,358
Magic Valley Electric LLC, Revolver (C)	—	04-07-31	305,250	300,672
Magic Valley Electric LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.811	04-07-31	1,370,192	1,349,639
Machinery 2.5%
Rapid Buyer LLC, Delayed Draw Term Loan (C)	—	10-15-30	1,295,585	1,276,152
Rapid Buyer LLC, Revolver (C)	—	10-15-30	647,793	638,076
Rapid Buyer LLC, Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.848	10-15-30	2,383,877	2,348,119
Professional services 15.8%
CPS Holdco, Inc., Delayed Draw Term Loan A (3 month CME Term SOFR + 4.750%)	9.083	03-28-31	1,369,872	1,352,748
CPS Holdco, Inc., Delayed Draw Term Loan B (C)	—	03-28-31	1,498,397	1,479,667
CPS Holdco, Inc., Revolver (C)	—	03-28-31	705,128	696,314
CPS Holdco, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.046	03-28-31	2,656,803	2,623,593
Galloway & Company LLC, Delayed Draw Term Loan (C)	—	05-05-31	1,970,228	1,955,451
Galloway & Company LLC, Revolver (C)	—	05-05-31	656,743	651,817
Galloway & Company LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.796	05-05-31	4,334,501	4,301,992
Health Management Associates, Inc., Delayed Draw Term Loan (6 month CME Term SOFR + 6.250%)	10.558	03-30-29	220,372	220,372

See Notes to consolidated
financial
statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Professional services (continued)
Health Management Associates, Inc., Revolver (6 month CME Term SOFR + 6.250%) (C)	—	03-30-29	124,004	$124,004
Health Management Associates, Inc., Term Loan (6 month CME Term SOFR + 6.250%) (D)	10.567	03-30-29	1,698,569	1,698,569
HMN Acquirer Corp., Delayed Draw Term Loan (C)	—	11-05-31	1,041,667	1,033,854
HMN Acquirer Corp., Revolver (C)	—	11-05-31	625,000	620,313
HMN Acquirer Corp., Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.796	11-05-31	2,819,167	2,798,023
Purple Cow Buyer LLC, Delayed Draw Term Loan (C)	—	11-05-30	1,041,881	1,036,672
Purple Cow Buyer LLC, Revolver (C)	—	11-05-30	277,835	276,446
Purple Cow Buyer LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.260	11-05-30	1,658,675	1,650,381
WeLocalize, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.396	06-23-26	509,927	507,377
WeLocalize, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.396	06-23-26	2,009,091	1,999,046
WeLocalize, Inc., Revolver (1 and 3 month CME Term SOFR + 5.000%) (C)	9.420	06-23-26	421,597	419,489
WeLocalize, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.396	06-23-26	1,528,797	1,521,153
Trading companies and distributors 19.3%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 6.250%)	10.577	12-24-29	912,460	896,492
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%)	10.577	12-24-29	288,145	283,103
BLP Buyer, Inc., Revolver (1 month CME Term SOFR + 6.250%) (C)	10.577	12-24-29	290,323	285,242
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.577	12-24-29	2,395,161	2,353,246
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.177	11-01-26	2,131,171	2,056,580
Krayden Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%)	9.077	03-01-29	869,115	862,597
Krayden Holdings, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 4.750%)	9.061	03-01-29	258,694	256,753
Krayden Holdings, Inc., Delayed Draw Term Loan B (1 month CME Term SOFR + 4.750%)	9.061	03-01-29	258,694	256,753
Krayden Holdings, Inc., Delayed Draw Term Loan C (1 month CME Term SOFR + 4.750%) (C)	9.061	03-01-29	875,683	869,115
Krayden Holdings, Inc., Revolver (1 month CME Term SOFR + 4.750%) (C)	9.077	03-01-29	574,269	569,961
Krayden Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.077	03-01-29	1,357,528	1,347,347
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	9.733	08-31-28	847,944	845,824
M&D Midco, Inc., 3rd Amendment Delayed Draw Term Loan (C)	—	08-31-28	1,026,393	1,023,827
M&D Midco, Inc., 3rd Amendment Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.733	08-31-28	1,446,787	1,443,170
M&D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%)	9.733	08-31-28	492,523	491,292

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors (continued)
M&D Midco, Inc., Revolver (Prime rate + 4.250% and 3 month CME Term SOFR + 5.250%) (C)	10.320	08-31-28	763,871	$761,962
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.733	08-31-28	1,394,429	1,390,943
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 4.950%) (D)	9.321	01-18-28	2,131,171	2,120,515
SurfacePrep Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%)	9.297	02-04-30	546,051	544,686
SurfacePrep Buyer LLC, Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.298	02-04-30	821,179	819,126
SurfacePrep Buyer LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	9.299	02-04-30	547,945	546,575
SurfacePrep Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.299	02-04-30	2,875,069	2,867,881
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.546	10-03-28	334,474	336,147
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (1 month CME Term SOFR + 5.250%) (C)	9.546	10-03-28	971,954	976,814
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.546	10-03-28	1,532,266	1,539,927
Xenon Arc, Inc, 2024-1 Term Loan (3 month CME Term SOFR + 5.750%)	10.119	12-20-28	3,960,000	3,940,200
Xenon Arc, Inc, 2025-1 Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.146	12-20-28	3,012,450	2,997,388
Information technology 12.1%				20,805,365

IT services 6.8%
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan A (3 and 6 month CME Term SOFR + 5.000%)	9.283	12-31-30	1,014,407	1,001,727
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan B (3 month CME Term SOFR + 5.000%) (C)	9.303	12-31-30	1,015,767	1,003,070
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan C (C)	—	12-31-30	287,770	284,173
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan D (C)	—	12-31-30	287,770	284,173
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan E (C)	—	12-31-30	287,770	284,173
AC Blackpoint Acquisition, Inc, Revolver (C)	—	12-31-30	508,475	502,119
AC Blackpoint Acquisition , Inc, Term Loan (6 month CME Term SOFR + 5.000%) (D)	9.217	12-31-30	3,288,559	3,247,452
AIDC IntermediateCo LLC, Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.827	07-22-27	2,131,281	2,115,297
Jetson Buyer, Inc., Revolver (Prime rate + 4.500%) (C)	12.000	04-09-30	443,656	430,346
Jetson Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.796	04-09-30	2,591,393	2,513,651
Software 5.3%
Alta Buyer LLC, Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.296	12-21-27	2,131,171	2,131,171
Alta Buyer LLC, Incremental Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.296	12-21-27	146,016	146,016

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Information technology (continued)
Software (continued)
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.296	12-21-27	1,407,738	$1,407,738
QM Buyer, Inc., Delayed Draw Term Loan (C)	—	12-06-30	1,222,222	1,216,111
QM Buyer, Inc., Revolver (C)	—	12-06-30	611,111	608,056
QM Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.296	12-06-30	3,648,333	3,630,092
Materials 2.6%				4,443,869

Chemicals 2.6%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.046	03-02-29	2,333,630	2,316,128
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.052	03-02-29	717,792	712,408
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	360,257
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.046	03-02-29	1,063,049	1,055,076

			Shares/Units	Value
Equity (A) 0.5%				$831,388
(Cost $808,482)
Consumer discretionary 0.1%				120,283

Hotels, restaurants and leisure 0.1%
Rocket Group Holdings LLC, Class A Units			120,283	120,283
Consumer staples 0.1%				136,116

Food products 0.1%
GSF Group Holdings LP, Class A-2 Units			136	136,116
Financials 0.1%				120,200

Insurance 0.1%
Stellar Parent LLC, Class A Units			100	120,200
Industrials 0.1%				222,632

Machinery 0.1%
Rapid Aggregator LLC			138	131,286
Professional services 0.0%
CPS Investors LP, Class A Units			962	91,346
Information technology 0.1%				232,157

IT services 0.1%
AC BlackPoint Holdings LLC, Class A-1 Units			205	232,157
	Yield (%)		Shares	Value
Short-term investments 8.5%				$14,546,346
(Cost $14,546,346)
Short-term funds 8.5%				14,546,346

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class	4.1600	(E)	14,546,346	14,546,346

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 6-30-25 (Unaudited)

Total investments (Cost $307,383,302) 179.6%	$307,490,109
Less unfunded loan commitments (50.4%)	(86,356,872)
Net investments (Cost $221,026,430) 129.2%	$221,133,237
Other assets and liabilities, net (29.2%)	(49,911,562)
Total net assets 100.0%	$171,221,675
The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.

^All par values are denominated in U.S. dollars unless otherwise indicated.
Security Abbreviations and Legend

CME	CME Group Published Rates

PIK	Pay-in-Kind Security - Represents a payment-in-kind which may pay interest in additional par and/or cash. Rates shown are the current rate and most recent payment rate.

SOFR	Secured Overnight Financing Rate

(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the consolidated financial statements.

(B)	Senior loans are variable rate obligations which generally pay interest rates that are periodically redetermined by reference to a base lending rate and spread, which are both subject to change. The rate shown represents the rate at period end.

(C)	Unfunded or partially unfunded loan commitments. The stated interest rate reflects the reference rate and spread of the funded portion, if any. No interest rate is determined for unfunded positions. See Note 2 for more information.

(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.

(E)	The rate shown is the annualized seven-day yield as of 6-30-25.
At
6-30-25,
the aggregate cost of investments for federal income tax purposes was $220,651,170. Net unrealized appreciation aggregated to $482,067, of which $1,903,265 related to gross unrealized appreciation and $1,421,198 related to gross unrealized depreciation.

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 195.4% (Cost $217,210,058)				$217,811,402
Consumer discretionary 30.7%				34,243,658

Distributors 5.3%
Eastern Communications Solutions, Inc., Revolver (C)	—	12-30-30	1,031,519	1,016,046
Eastern Communications Solutions, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.575	12-30-30	4,968,481	4,893,961
Diversified consumer services 6.5%
Capital Construction LLC, Add-On Delayed Draw Term Loan (1, 3 and 6 month CME Term SOFR + 5.500%)	10.081	10-22-26	498,946	501,441
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	326,552	328,184
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	1,133,794	1,139,463
Capital Construction LLC, Revolver (C)	—	10-22-26	508,039	508,039
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	836,417	840,599
Leap Service Partners LLC, Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.000%) (C)	9.457	03-15-29	1,754,088	1,754,088
Leap Service Partners LLC, Revolver (1 and 3 month CME Term SOFR + 5.000%) (C)	9.339	03-15-29	588,235	588,235
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.647	03-15-29	1,634,706	1,634,706
Hotels, restaurants and leisure 7.4%
Bandon Fitness, Inc., 4th Amendment Delayed Draw Term Loan (C)	—	07-27-28	1,705,489	1,705,489
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.684	07-27-28	567,436	567,436
Bandon Fitness, Inc., Revolver (C)	—	07-27-28	114,804	114,804
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.735	07-27-28	1,464,481	1,464,481
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.145	06-18-29	1,607,143	1,558,929
Star Logistics & Hospitality Services LLC, Revolver (C)	—	06-18-29	535,714	519,643
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.101	06-18-29	2,345,357	2,274,996
Household durables 4.0%
Simon Pearce LLC, Revolver (C)	—	10-21-30	642,857	634,821
Simon Pearce LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	9.117	10-21-30	3,857,143	3,808,929
Leisure products 3.5%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	524,040
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	06-18-27	3,445,960	3,420,115
Specialty retail 4.0%
RPC TopCo, Inc., Revolver (C)	—	09-02-31	545,455	540,000
RPC TopCo, Inc., Term Loan (6 month CME Term SOFR + 5.000%) (D)	9.245	09-02-31	3,944,659	3,905,213

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Consumer staples 11.5%				$12,776,962

Consumer staples distribution and retail 2.7%
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	537,313
PAK Quality Foods Acquisition LLC, Revolver (C)	—	12-28-29	313,433	313,433
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.217	12-28-29	2,127,761	2,127,761
Food products 8.8%
Foodscience LLC, Delayed Draw Term Loan (C)	—	11-14-31	2,444,444	2,407,778
Foodscience LLC, Revolver (C)	—	11-14-31	763,889	752,431
Foodscience LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-14-31	2,291,667	2,257,292
Hill Country Dairies, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.271	08-01-30	1,088,710	1,061,492
Hill Country Dairies, Inc., Revolver (3 and 6 month CME Term SOFR + 4.750%) (C)	9.267	08-01-30	725,806	707,661
Hill Country Dairies, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.321	08-01-30	2,678,770	2,611,801
Financials 6.7%				7,483,031

Capital markets 1.9%
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.830	10-13-28	929,401	929,401
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	311,716	311,716
Steward Partners Global Advisory LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	10-13-28	914,108	914,108
Insurance 4.8%
Stellar Buyer LLC, Delayed Draw Term Loan (C)	—	11-12-30	1,639,073	1,614,487
Stellar Buyer LLC, Revolver (C)	—	11-12-30	819,536	807,243
Stellar Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.522	11-12-30	2,950,331	2,906,076
Health care 41.9%				46,730,618

Health care equipment and supplies 3.3%
CPC/Cirtec Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.107	01-30-29	1,598,000	1,598,000
CPC/Cirtec Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.107	01-30-29	2,142,293	2,142,293
Health care providers and services 38.6%
Beacon Behavioral Holdings LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.854	06-21-29	3,259,721	3,227,124
Beacon Behavioral Holdings LLC, Revolver (C)	—	06-21-29	114,512	112,222
Beacon Behavioral Holdings LLC, Term Loan (15.000% PIK)	15.000	06-21-30	278,219	272,655
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	10.471	02-28-29	705,831	652,894
In Vitro Sciences LLC, Revolver (C)	—	02-28-29	177,778	164,444
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 6.000%) (D)	10.471	02-28-29	3,087,778	2,856,194
Midwest Eye Services LLC, Delayed Draw Term Loan A (1 month CME Term SOFR + 4.500%) (D)	8.957	08-20-27	1,240,345	1,246,546
Midwest Eye Services LLC, Delayed Draw Term Loan B (C)	—	08-20-27	2,812,729	2,826,792

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	704,931	$704,931
Midwest Eye Services LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.957	08-20-27	736,941	740,626
OIS Management Services LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.191	11-16-28	2,344,227	2,344,227
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-16-28	550,753	550,753
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-16-28	1,427,337	1,427,337
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (C)	—	12-23-30	900,000	897,750
Pediatric Home Respiratory Services LLC, Revolver (6 month CME Term SOFR + 5.500%) (C)	9.781	12-23-30	500,000	497,500
Pediatric Home Respiratory Services LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.781	12-23-30	4,600,000	4,577,000
Redwood MSO LLC, Delayed Draw Term Loan (C)	—	12-20-29	786,517	778,652
Redwood MSO LLC, Revolver (C)	—	12-20-29	337,079	330,337
Redwood MSO LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.604	12-20-29	4,876,405	4,778,876
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	10.113	02-14-29	1,051,868	1,038,720
Refocus Management Services LLC, Revolver (C)	—	02-14-29	210,526	207,895
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.256	02-14-29	2,716,316	2,682,362
The Smilist DSO LLC, 2024-1 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	04-04-29	698,460	694,967
The Smilist DSO LLC, 2024-2 Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	10.345	04-04-29	560,700	557,897
The Smilist DSO LLC, Add-On Delayed Draw Term Loan (C)	—	04-04-29	2,008,032	1,997,991
The Smilist DSO LLC, Revolver (C)	—	04-04-29	140,351	139,649
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	04-04-29	2,583,509	2,570,591
VPD Management, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.329	11-02-27	3,028,571	2,990,714
VPD Management, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	10.329	11-02-27	228,571	225,714
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	11-02-27	738,571	729,339
Industrials 82.8%				92,296,045

Air freight and logistics 4.0%
PNB Holdings III LLC, Delayed Draw Term Loan (C)	—	09-17-30	1,227,273	1,218,068
PNB Holdings III LLC, Revolver (1 and 3 month CME Term SOFR + 4.500%) (C)	8.975	09-17-30	818,182	812,045
PNB Holdings III LLC, Term Loan (3 month CME Term SOFR + 4.500%)	8.985	09-17-30	2,448,409	2,430,046
Building products 6.9%
Integrated Openings Solutions LLC, Delayed Draw Term Loan (C)	—	11-20-29	4,120,879	4,059,066

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Building products (continued)
Integrated Openings Solutions LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	9.392	11-20-29	379,121	$373,434
Lockmasters Security Intermediate, Inc., Delayed Draw Term Loan (C)	—	09-01-27	878,274	873,882
Lockmasters Security Intermediate, Inc., Revolver (C)	—	09-01-27	205,895	204,865
Lockmasters Security Intermediate, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.840	09-01-27	2,151,619	2,140,861
Commercial services and supplies 27.3%
Air Buyer, Inc., Delayed Draw Term Loan (C)	—	07-23-30	750,000	720,000
Air Buyer, Inc., Revolver (C)	—	07-23-30	340,909	327,273
Air Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.250%)	9.876	07-23-30	3,400,568	3,264,545
American Combustion Industries, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 5.000%) (C)	9.457	08-31-28	812,199	802,046
American Combustion Industries, Inc., Delayed Draw Term Loan B (C)	—	08-31-28	957,781	945,809
American Combustion Industries, Inc., Revolver (1 month CME Term SOFR + 5.000%) (C)	9.457	08-31-28	359,168	354,678
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.000%)	9.457	08-31-28	2,363,014	2,333,476
BCTS Parent LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.357	12-26-29	974,455	974,455
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.366	12-26-29	354,484	354,484
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.585	12-26-29	1,403,758	1,403,758
Beary Landscaping LLC, Delayed Draw Term Loan (C)	—	12-21-29	422,535	422,535
Beary Landscaping LLC, Revolver (C)	—	12-21-29	422,535	422,535
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.107	12-21-29	2,133,380	2,133,380
Diverzify Intermediate LLC, Delayed Draw Term Loan (C)	—	05-11-27	1,371,429	1,330,286
Diverzify Intermediate LLC, Term Loan (3 month CME Term SOFR + 5.750%)	10.534	05-11-27	2,622,000	2,543,340
Renovation Systems LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	10.329	01-24-28	1,096,996	1,096,996
Renovation Systems LLC, Add-On Delayed Draw Term Loan D (1 month CME Term SOFR + 6.000%) (C)	10.356	01-24-28	274,740	274,740
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	10.329	01-24-28	250,528	250,528
Renovation Systems LLC, Revolver (1 and 3 month CME Term SOFR + 6.000%) (C)	10.329	01-24-28	125,263	125,263
Renovation Systems LLC, Term Loan (1 and 3 month CME Term SOFR + 6.250%) (D)	10.579	01-24-28	3,745,116	3,745,116
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%)	10.195	09-30-27	1,811,425	1,811,425
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	187,934	187,934
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	1,233,100	1,233,100

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
Security Services Acquisition Sub Corp., Add-On Term Loan (1 month CME Term SOFR + 5.750%)	10.195	09-30-27	506,224	$506,224
Security Services Acquisition Sub Corp., Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	727,484	727,484
XpressMyself. com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.246	09-07-28	591,393	589,915
XpressMyself. com LLC, Revolver (C)	—	09-07-28	233,050	230,719
XpressMyself. com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.028	09-07-28	1,321,276	1,308,063
Machinery 3.8%
Rapid Buyer LLC, Delayed Draw Term Loan (C)	—	10-15-30	1,295,585	1,276,152
Rapid Buyer LLC, Revolver (C)	—	10-15-30	647,793	638,076
Rapid Buyer LLC, Term Loan (6 month CME Term SOFR + 4.750%)	9.199	10-15-30	2,383,877	2,348,119
Professional services 14.4%
Health Management Associates, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (C)	10.766	03-30-29	307,593	307,593
Health Management Associates, Inc., Revolver (Prime rate + 5.250% and 1 month CME Term SOFR + 6.250%) (C)	11.007	03-30-29	124,004	124,004
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%) (D)	10.816	03-30-29	1,698,569	1,698,569
HMN Acquirer Corp., Delayed Draw Term Loan (C)	—	11-05-31	1,041,667	1,026,042
HMN Acquirer Corp., Revolver (C)	—	11-05-31	625,000	615,625
HMN Acquirer Corp., Term Loan (3 month CME Term SOFR + 4.750%)	9.079	11-05-31	2,833,333	2,790,833
Library Associates LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.821	03-01-27	289,428	289,428
Library Associates LLC, Revolver (C)	—	02-26-27	72,418	72,418
Library Associates LLC, Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.705	02-26-27	1,781,718	1,781,718
Purple Cow Buyer LLC, Delayed Draw Term Loan (C)	—	11-05-30	1,041,881	1,026,253
Purple Cow Buyer LLC, Revolver (C)	—	11-05-30	277,835	273,667
Purple Cow Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%)	9.554	11-05-30	1,667,010	1,642,005
WeLocalize, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	512,496	506,089
WeLocalize, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	2,019,213	1,993,973
WeLocalize, Inc., Revolver (1 month CME Term SOFR + 5.250%) (C)	9.737	06-23-26	421,597	416,327
WeLocalize, Inc., Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	1,536,499	1,517,292
Trading companies and distributors 26.4%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 6.000%)	10.345	12-24-29	917,056	905,593
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	10.345	12-24-29	289,597	285,977

See Notes to consolidated financial statements

Manulife Private Credit F
und
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

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of
Investments
12-31-24

	Rate (%)	Maturity date	Par value^	Value
Information technology (continued)
IT services (continued)
Jetson Buyer, Inc., Revolver (C)	—	04-09-30	443,656	$425,909
Jetson Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.857	04-09-30	2,604,481	2,500,302
Software 8.1%
Alta Buyer LLC, Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	12-21-27	2,142,128	2,142,128
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	12-21-27	1,414,830	1,414,830
QM Buyer, Inc., Delayed Draw Term Loan (C)	—	12-06-30	1,222,222	1,213,056
QM Buyer, Inc., Revolver (C)	—	12-06-30	611,111	601,944
QM Buyer, Inc., Term Loan (6 month CME Term SOFR + 5.000%) (D)	9.444	12-06-30	3,666,667	3,611,667
Materials 4.0%				4,441,965

Chemicals 4.0%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (C)	—	03-02-29	2,333,630	2,310,294
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.128	03-02-29	721,422	714,207
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	359,350
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	03-02-29	1,068,802	1,058,114

			Shares	Value
Equity (A) 0.3% (Cost $381,798)				$377,668
Financials 0.1%				86,930

Insurance 0.1%
Stellar Parent LLC, Class A Units			91	86,930
Industrials 0.1%				138,196

Machinery 0.1%
Rapid Aggregator LLC			138	138,196
Information technology 0.1%				152,542

IT services 0.1%
AC BlackPoint Holdings LLC, Class A-1 Units			153	152,542

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Yield (%)		Shares	Value
Short-term investments 11.3% (Cost $12,591,254)				$12,591,254
Short-term funds 11.3%				12,591,254

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class	4.4100	(E)	12,591,254	12,591,254
Total investments (Cost $230,183,110) 207.0%				$230,780,324
Less unfunded loan commitments (58.2%)				(64,945,968)
Net investments (Cost $165,237,142) 148.8%				$165,834,356
Other assets and liabilities, net (48.8%)				(54,364,892)
Total net assets 100.0%				$111,469,464
The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.

^	All par values are denominated in U.S. dollars unless otherwise indicated.
Security Abbreviations and Legend

CME	CME Group Published Rates

PIK	Pay-in-Kind Security - Represents a payment-in-kind which may pay interest in additional par and/or cash. Rates shown are the current rate and most recent payment rate.

SOFR	Secured Overnight Financing Rate

(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the consolidated financial statements.

(B)	Senior loans are variable rate obligations which generally pay interest rates that are periodically redetermined by reference to a base lending rate and spread, which are both subject to change. The rate shown represents the rate at period end.

(C)	Unfunded or partially unfunded loan commitments. The stated interest rate reflects the reference rate and spread of the funded portion, if any. No interest rate is determined for unfunded positions. See Note 2 for more information.

(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.

(E)	The rate shown is the annualized seven-day yield as of 12-31-24.
At
12-31-24,
the aggregate cost of investments for federal income tax purposes was $164,861,882. Net unrealized appreciation aggregated to $972,474, of which $1,741,579 related to gross unrealized appreciation and $769,105 related to gross unrealized depreciation.

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Assets and Liabilities

	June 30, 2025 (Unaudited)	December 31, 2024
Assets
Investments – Non-controlled/Non-affiliated, at value (Cost $221,026,430 and $165,237,142, at June 30, 2025 and December 31, 2024, respectively)	$221,133,237	$165,834,356
Cash	—	753,840
Receivable for investments sold	63,093	57,924
Interest and dividends receivable	1,517,346	1,109,924
Receivable from affiliates	—	23,495
Deferred financing cost	2,582,808	1,830,038
Other assets	250	—

Total assets	225,296,734	169,609,577

Liabilities
Due to custodian	20,736	—
Credit facility payable	49,100,000	53,200,000
Distributions payable	3,082,107	3,179,815
Interest and credit facility expenses payable	896,689	906,329
Payables to affiliates:
Management fees payable	105,851	—
Incentive fees payable	631,157	469,067
Accounting and legal services fees	11,983	11,659
Other liabilities and accrued expenses	226,536	373,243

Total liabilities	54,075,059	58,140,113

Net assets	171,221,675	111,469,464
Net assets consist of
Paid-in capital	171,369,374	111,369,374
Total distributable earnings (loss)	(147,699)	100,090

Net assets	$171,221,675	$111,469,464

Net asset value per share
Based on net assets and shares outstanding - the Fund has an unlimited number of shares authorized with par value of $0.01 per share.
Class NAV:
Net assets	$171,221,675	$111,469,464
Shares outstanding	8,256,380	5,360,173
Per share	$20.74	$20.80
See Notes to Consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest	$5,151,337	$2,573,272	$9,416,599	$4,362,044
Dividends	194,391	325,091	324,327	783,181
Other income	44,389	21,983	67,074	42,605

Total investment income	5,390,117	2,920,346	9,808,000	5,187,830

Expenses
Management fee	470,160	352,247	845,967	655,138
Incentive fees	402,599	—	825,475	—
Accounting and legal services fees	11,349	4,321	23,307	13,088
Interest and credit facility expenses	1,297,116	445,109	2,332,519	476,594
Investment servicing fees	17,220	—	36,396	—
Trustee fees	23,357	22,280	46,595	43,928
Professional fees	143,064	500,319	272,370	604,310
Custody and accounting fees	63,721	49,312	130,601	106,551
Transfer Agent	35,479	10,552	82,417	10,552
Printing and postage	20,247	7,883	28,945	18,948
Organization cost	—	—	—	24,253
Offering cost	—	101,860	—	201,867
Other expenses	37,951	14,714	51,643	23,509

Total expenses	2,522,263	1,508,597	4,676,235	2,178,738

Less expense reductions	(241,277)	(639,029)	(466,823)	(919,774)

Net expenses	2,280,986	869,568	4,209,412	1,258,964

Net investment income	3,109,131	2,050,778	5,598,588	3,928,866

Realized and unrealized gain (loss)
Net realized gain (loss) on non-controlled/non-affiliated investments	40,758	3,597	55,073	6,492
Change in net unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	(872,419)	301,138	(490,407)	785,427

Net realized and unrealized gain (loss)	(831,661)	304,735	(435,334)	791,919

Increase (decrease) in net assets from operations	$2,277,470	$2,355,513	$5,163,254	$4,720,785
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Increase (decrease) in net assets
From operations
Net investment income	$3,109,131	$2,050,778	$5,598,588	$3,928,866
Net realized gain (loss)	40,758	3,597	55,073	6,492
Change in net unrealized appreciation (depreciation)	(872,419)	301,138	(490,407)	785,427

Increase (decrease) in net assets resulting from operations	2,277,470	2,355,513	5,163,254	4,720,785

Distributions to common shareholders
From earnings

Class NAV	(3,082,107)	(2,159,774)	(5,411,043)	(3,250,408)

Increase (decrease) from share transactions
Fund shares issued
Class NAV	45,000,000	—	60,000,000	45,000,000

Total increase (decrease)	44,195,363	195,739	59,752,211	46,470,377

Net assets
Beginning of period	127,026,312	112,737,757	111,469,464	66,463,119

End of period	$171,221,675	$112,933,496	$171,221,675	$112,933,496

Share activity
Class NAV shares outstanding
Beginning of period	6,076,649	5,360,173	5,360,173	3,204,574
Shares issued	2,179,731	—	2,896,207	2,155,599

End of period	8,256,380	5,360,173	8,256,380	5,360,173

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$5,163,254	$4,720,785
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Long-term investments purchased	(61,595,570)	(50,828,845)
Long-term investments sold	8,314,063	1,277,178
Net purchases and sales of short-term Investments	(1,955,092)	2,701,604
Net amortization of premium (discount)	(497,616)	(51,153)
Amortization of deferred financing cost	229,848	79,639
(Increase) decrease in assets:
Receivable for investments sold	(5,169)	34,902
Interest and dividends receivable	(407,422)	(283,190)
Receivable from affiliates	23,495	(207,456)
Other assets	(250)	168,016
Increase (decrease) in liabilities:
Payable to affiliates	268,265	42,015
Interest and credit facility expenses payable	(9,640)	—
Other liabilities and accrued expenses	(146,707)	(136,675)
Net change in unrealized (appreciation) depreciation of:
non-controlled/non-affiliated investments	490,407	(785,427)
Net realized (gain) loss on:
non-controlled/non-affiliated investments	(55,073)	(6,492)

Net cash provided by (used in) operating activities	($50,183,207)	($43,275,099)

Cash flows from financing activities
Cash distributions to shareholders	($5,508,751)	($2,582,203)
Due to custodian	20,736	—
Borrowings under the credit facility	41,000,000	5,000,000
Repayments under the credit facility	(45,100,000)	(3,000,000)
Financing cost paid	(982,618)	(1,163,646)
Proceeds from Fund shares issued	60,000,000	45,000,000

Net cash provided by (used in) financing activities	$49,429,367	$43,254,151

Net increase (decrease) in cash	($753,840)	($20,948)
Cash at beginning of period	753,840	95,039

Cash at end of period	$—	$74,091

Supplemental disclosure of cash flow information:
Distributions declared for the period	$5,411,043	$3,250,408
Interest paid for the period	($1,660,978)	($41,352)
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
Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with US GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Fund’s audited financial statements and notes related thereto for the year ended December 31, 2024, included in the Fund’s Form
10-K
filing. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or future year or period.
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
The following is a summary of the values by input classification of the Fund’s investments as of June 30, 2025 and December 31, 2024, by major security category or type:

	Total value at 6-30-25	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$205,755,503	—	—	$205,755,503
Equity	831,388	—	—	831,388
Short-term investments	14,546,346	$14,546,346	—	—

Total investments in securities	$221,133,237	$14,546,346	—	$206,586,891

	Total value at 12-31-24	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$152,865,434	—	—	$152,865,434
Equity	377,668			377,668
Short-term investments	12,591,254	$12,591,254	—	—

Total investments in securities	$165,834,356	$12,591,254	—	$153,243,102

The Fund holds liabilities for which the carrying amount approximates the fair value for financial statement purposes. As of June 30, 2025 and December 31, 2024, the liability for the Fund’s Credit facility payable on the Consolidated Statements of Assets and Liabilities is categorized as Level 2 within the disclosure hierarchy.
The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value. There were no transfers into or out of Level 3 during the six months ended June 30, 2025 and year ended December 31, 2024.

Investments in securities	Senior loans	Equity	Total
Beginning balance as of 12-31-24	$152,865,434	$377,668	$153,243,102
Purchases	61,168,887	426,683	61,595,570
Sales	(8,314,063)	—	(8,314,063)
Net amortization of (premium) discount	497,616	—	497,616
Realized gain (loss)	55,073	—	55,073
Change in unrealized appreciation (depreciation) at period end	(517,444)	27,037	(490,407)

Ending balance as of 6-30-25	$205,755,503	$831,388	$206,586,891

Change in unrealized appreciation (depreciation) at period end*	($488,193)	$27,037	($461,156)

Investments in securities	Senior loans	Equity	Total
Beginning balance as of 12-31-23	$47,912,823	—	$47,912,823
Purchases and drawdowns	118,987,369	$381,798	119,369,167
Sales and paydowns	(14,769,563)	—	(14,769,563)
Net amortization of (premium) discount	541,066	—	541,066
Realized gain (loss)	187,238	—	187,238
Change in unrealized appreciation (depreciation)	6,501	(4,130)	$2,371

Ending balance as of 12-31-24	$152,865,434	$377,668	$153,243,102

Change in unrealized appreciation (depreciation) at period end*	$44,162	($4,130)	$40,032

*	Change in unrealized appreciation (depreciation) attributable to Level 3 securities held at the period end.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the Fund’s Level 3 securities are outlined in the tables below as of June 30, 2025 and as of December 31, 2024.

	Fair Value at 6-30-25	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$201,508,774	Discounted cash flow	Discount rate	8.17% - 16.50%	9.72%
Senior Loans	4,246,729	Recent transaction	Transaction price	$98.50 - $98.75	$99.08

	$205,755,503
Equity	$120,283	Recent transaction	Transaction price	$1.00	$1.00
Equity	711,105	Market Comparable	EV / LTM EBITDA multiple	8.50X - 14.00X	11.82X

	$831,388

	$206,586,891

	Fair Value at 12-31-24	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$130,881,801	Discounted cash flow	Discount rate	8.36% - 13.79%	9.88%
Senior Loans	21,983,633	Recent transaction	Transaction price	$98.00 - $99.75	$98.96

	$152,865,434
Equity	$290,738	Recent transaction	Transaction price	$1,000	$1,000
Equity	86,930	Market Comparable	EV / LTM EBITDA multiple	10.5X	10.5X
		Ownership allocation	Percentage of ownership	1.05%	1.05%

	$377,668

	$153,243,102

*
A weighted average is an average in which each input in the grouping is assigned a weighting before summing to a single average value. The weighting of the input is determined based on a security’s fair value as a percentage of the total fair value.

A change to unobservable inputs of the Fund’s Level 3 securities as of June 30, 2025 and December 31, 2024 could have resulted in changes to the fair value measurement, as follows:

Significant Unobservable Input	Impact to Valuation if input had increased	Impact to Valuation if input had decreased
Discount rate	Decrease	Increase
Transaction price	Increase	Decrease
EV / LTM EBITDA multiple	Increase	Decrease
Percentage of ownership	Increase	Decrease
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

Investments.
The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities). The Fund’s investments (excluding unfunded loan commitments) consisted of the following:

	June 30, 2025		% of Investments at Fair Value	December 31, 2024		% of Investments at Fair Value
	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-Lien Loans	$205,671,602	$205,755,503	93.0%	$152,264,090	$152,865,434	92.2%
Equity	808,482	831,388	0.4%	381,798	377,668	0.2%
Other Securities	14,546,346	14,546,346	6.6%	12,591,254	12,591,254	7.6%

Total Investments	$221,026,430	$221,133,237	100.0%	$165,237,142	$165,834,356	100.00%

The sector and industry composition of investments at fair value as a percentage of net assets as of June 30, 2025 and December 31, 2024, was as follows:

Sector Composition	as of 6-30-25 (% of net assets)	as of 12-31-24 (% of net assets)
Industrials	71.8	82.9
Health care	35.3	41.9
Consumer discretionary	31.2	30.7
Information technology	12.2	17.9
Consumer staples	9.9	11.5
Financials	8.1	6.8
Materials	2.6	4.0
Short-term investments and other (less unfunded loan commitments)	(71.1)	(95.7)
	100	100
Percentages include unfunded loan commitments.

Industry Composition	as of 6-30-25 (% of net assets)
Health care providers and services	28.8
Commercial services and supplies	22.5
Trading companies and distributors	19.3
Professional services	15.8
Diversified consumer services	10.1
Food products	8.2
Building products	7.2
Hotels, restaurants and leisure	7.1
IT services	6.9
Distributors	6.7
Health care equipment and supplies	6.5
Software	5.3
Capital markets	4.6
Insurance	3.5
Air freight and logistics	2.6
Household durables	2.6
Chemicals	2.6
Machinery	2.6
Specialty retail	2.5
Leisure products	2.2
Construction and engineering	1.8
Consumer staples distribution and retail	1.7
Short-term investments and other (less unfunded loan commitments)	(71.1)
100
Percentages include unfunded loan commitments.

Industry composition	as of 12-31-24 (% of net assets)
Health care providers and services	38.6
Commercial services and supplies	27.3
Trading companies and distributors	26.4
Professional services	14.4
IT services	9.8
Food products	8.8
Software	8.1
Hotels, restaurants and leisure	7.4
Building products	6.9
Diversified consumer services	6.5
Distributors	5.3
Insurance	4.9
Air freight and logistics	4.0
Specialty retail	4.0
Household durables	4.0
Chemicals	4.0
Machinery	3.9
Leisure products	3.5
Health care equipment and supplies	3.3
Consumer staples distribution and retail	2.7
Capital markets	1.9
Short-term investments and other (less unfunded loan commitments)	(95.7)
100
As of June 30, 2025 and December 31, 2024, 100% of investments held were based in the United States.
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

As of June 30, 2025 and December 31, 2024, the Fund had the following unfunded commitments outstanding:

	June 30, 2025			December 31, 2024
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)
4M Capital, Ltd.	—	$528,000	$1,827	—	$528,000	$1,623
AC Blackpoint Acquisition, Inc	$1,203,988	508,475	(8,487)	$2,033,898	508,475	(9)
Air Buyer, Inc.	—	340,909	(4,327)	750,000	340,909	(32,009)
All Glass & Window Holdings, Inc.	1,282,051	769,231	(10,488)	—	—	—
American Combustion Industries, Inc.	857,214	107,750	(23,234)	1,005,670	299,307	(2,284)
Bandon Fitness, Inc.	1,725,959	—	(40,615)	1,739,184	114,804	14,226
BCTS Parent LLC	3,704,976	354,484	31,453	824,176	283,587	11,708
Beacon Behavioral Holdings LLC	1,652,027	28,628	(5,458)	2,646,894	114,512	(231)
Beary Landscaping LLC	—	338,028	5,948	422,535	422,535	11,776
BLP Buyer, Inc.	—	142,742	(319)	—	229,839	995
Capital Construction LLC	846,096	508,039	(81)	—	508,039	6,891
Chemtron Supply LLC	1,983,585	362,979	3,327	2,333,630	362,979	(175)
CPS Holdco, Inc.	1,498,397	705,128	(6,608)	—	—	—
DAWGS Intermediate Holding Company	—	333,131	701	—	—	—
Diverzify Intermediate LLC	1,371,429	—	(24,540)	1,371,429	—	(20,191)
Eastern Communications Solutions, Inc.	—	1,031,519	(1,243)	—	1,031,519	(33)
Foodscience LLC	1,726,389	672,222	(14,927)	2,444,444	763,889	(18,860)
Galloway & Company LLC	1,970,228	656,743	5,939	—	—	—
GSF Buyer LLC	1,361,162	680,581	(5,602)	—	—	—
Health Management Associates, Inc.	—	124,004	2,236	155,005	65,102	4,384
Hill Country Dairies, Inc.	870,968	653,226	(26,665)	870,968	508,065	(19,932)
HMN Acquirer Corp.	1,041,667	625,000	3,074	1,041,667	625,000	(8,169)
Impact Climate Technologies LLC	711,718	—	(14,234)	—	—	—
In Vitro Sciences LLC	—	177,778	(18,480)	7,111	177,778	(11,611)
Integrated Openings Solutions LLC	3,502,747	341,209	(29,201)	4,120,879	303,297	(31,676)
Jetson Buyer, Inc.	—	425,909	(9,373)	—	443,656	(13,834)
Krayden Holdings, Inc.	701,754	566,229	1,080	1,393,071	574,269	9,798
Leap Service Partners LLC	1,314,931	400,000	14,056	752,941	517,647	13,234
LTC Consulting Services LLC	—	454,545	2,153	—	—	—
Library Associates LLC	—	—	—	—	72,418	638
Lockmasters Security Intermediate, Inc.	—	—	—	878,274	205,895	2,875
M&D Midco, Inc.	1,045,311	572,904	5,486	1,045,311	763,871	3,848
Magic Valley Electric LLC	1,526,252	305,250	(1,043)	—	—	—
Midwest Eye Services LLC	2,460,200	704,931	29,821	2,812,729	704,931	45,607
O2B Early Education Holding, Inc.	1,361,162	680,581	(1,891)	—	—	—
OIS Management Services LLC	1,666,322	167,626	16,313	1,185,503	167,626	5,956
PAK Quality Foods Acquisition LLC	537,313	268,657	8,132	537,313	313,433	9,755
Pediatric Home Respiratory Services LLC	900,000	320,000	6,561	900,000	420,000	(19)
PNB Holdings III LLC	1,227,273	531,818	1,709	1,227,273	490,909	2,969
Purple Cow Buyer LLC	1,041,881	277,835	11,054	1,041,881	277,835	(516)
QM Buyer, Inc.	1,222,222	611,111	7,459	1,222,222	611,111	(233)
Rapid Buyer LLC	1,295,585	647,793	(11,745)	1,295,585	647,793	(10,299)
Redwood MSO LLC	608,989	213,483	(5,083)	786,517	337,079	(100)

Refocus Management Services LLC	1,792,503	84,211	949	680,000	210,526	7,587
Renovation Systems LLC	102,203	25,053	1,406	142,865	68,894	2,810
Rocket Holdco Intermediate II LLC	—	801,887	(62)	—	—	—
RPC TopCo, Inc.	—	545,455	3,127	—	545,455	2,341
Simon Pearce LLC	—	450,000	1,633	—	642,857	(245)
Star Logistics & Hospitality Services LLC	1,232,143	321,429	(105,513)	1,232,143	535,714	(32,401)
StartKleen Legacy Holdings LLC	1,282,051	1,025,641	(14,736)	—	—	—
Stellar Buyer LLC	1,529,801	819,536	9,585	1,639,073	819,536	(12,846)
Steward Partners Global Advisory LLC	5,127,547	955,881	(24,487)	317,951	311,716	10,841
SurfacePrep Buyer LLC	199,136	479,452	6,675	227,397	479,452	10,226
The Smilist DSO LLC	929,263	140,351	(3,071)	2,086,698	140,351	1,959
VPD Management, Inc.	2,299,948	105,143	14,322	2,299,948	137,143	5,715
Vybond Buyer LLC	1,051,402	788,551	(4,395)	—	—	—
WeLocalize, Inc.	—	202,367	(1,012)	—	354,142	(4,427)
Wildcat Purchaser LLC	903,021	312,735	(5,860)	—	—	—
WWEC Holdings III Corp.	824,818	434,020	17,319	824,818	434,020	15,110
XpressMyself.com LLC	—	233,050	3,076	—	233,050	3,900
Total	$61,493,632	$24,863,240	($206,359)	$46,297,003	$18,648,965	($13,328)

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
Overdraft.
Pursuant to the custodian agreement, the Fund’s custodian may, in its discretion, advance funds to the Fund to make properly authorized payments. When such payments result in an overdraft, the Fund is obligated to repay the custodian for any overdraft, including any costs or expenses associated with the overdraft. The custodian may have a lien, security interest or security entitlement in any Fund property that is not otherwise segregated or pledged, to the maximum extent permitted by law, to the extent of any overdraft. Overdrafts at period end are presented under the caption Due to custodian in the Consolidated Statements of Assets and Liabilities.
Expenses.
Expense estimates are accrued in the period to which they relate and adjustments are made when actual amounts are known.
Offering and Organization Costs
Organization costs are expensed as incurred. During the three and six months ended June 30, 2025 and June 30, 2024, the Fund incurred organization costs of $0 and $0, and $0 and $24,253, respectively. Offering costs are accounted for as a deferred charge by the Fund and will be amortized to expense over 12 months from the BDC Election Date. During the three and six months ended June 30, 2025 and June 30, 2024, $0 and $0, and $101,860 and $201,867, respectively, of offering costs were expensed.
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
Management fee.
The Fund has an investment management agreement with the Advisor under which the Fund pays an annual fee rate of 1.25% of monthly net assets. The management fee is payable monthly in arrears.

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
The expense reductions described above amounted to $241,277 and $466,823 for the three and six months ended June 30, 2025, respectively.
The expense reductions described above amounted to $639,029 and $919,774 for the three and six months ended June 30, 2024, respectively.
Expenses waived or reimbursed in the current fiscal period are not subject to recapture in future fiscal periods.
The management fee, including the impact of the waivers and reimbursements as described above, incurred for the three and six months ended June 30, 2025, was equivalent to a net annual effective rate of 0.61% and 0.56%, respectively, of the Fund’s average monthly net assets.
The management fee, including the impact of the waivers and reimbursements as described above, incurred for the three and six months ended June 30, 2024, was equivalent to a net annual effective rate of 0.00% of the Fund’s average monthly net assets.
On July 16, 2025, the Fund entered into an Expense Limitation and Reimbursement Letter Agreement and Contractual Fee Waiver Notice (the “Expense Limitation Agreement”) with the Advisor, effective as of October 4, 2025. For additional information on the Expense Limitation Agreement, see Note 10. Subsequent Events.
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
For the three and six months ended June 30, 2025, the incentive fee amounted to $402,599 and $825,475, respectively. As of June 30, 2025 and December 31, 2024, $631,157 and $469,067 remained payable, respectively.
During the three and six months ended June 30, 2024, there was no incentive fee charged as commencement of the incentive fee had not yet occurred.
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
These accounting and legal services fees incurred for the three and six months ended June 30, 2025 amounted to an annual rate of 0.03% of the Fund’s average monthly net assets.
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
During the three and six months ended June 30, 2025, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $46,655,917 and $82,232,191, including unfunded commitments of $20,441,672 and $34,435,432, respectively.
During the three and six months ended June 30, 2024, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $37,231,534 and $67,474,023, including unfunded commitments of $12,694,640 and $20,744,005, respectively.
Note 5 – Borrowings
On July 26, 2023, the Board and the Fund’s sole shareholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Fund and such election became effective the following day. As a result of this approval, the Fund’s applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200% and the Fund is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2025, the asset coverage ratio was 449%.
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

On April 10, 2025, the SPV entered into a Second Amendment to the JPM Funding Facility, which provides for an increase to the maximum loan commitments available under the JPM Funding Facility to $
175
 million, with an option for the Borrower to further increase the maximum loan commitments to $
250
 million; a decrease in the interest rate on borrowings under the JPM Funding Facility from an applicable margin of
2.30
% to
2.20
%, in each case over Term SOFR or an alternate base rate; and a decrease in the commitment fee on undrawn loan commitments from
0.75
% to
0.60
%. Further, the Second Amendment resets the minimum loan utilization schedule and gives the Borrower the option to increase the maximum advance rate.
The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. Borrowings under the JPM Funding Facility will bear interest at Term SOFR or an alternate base rate, in each case plus an applicable margin equal to
2.20
% as amended on April 10, 2025, subject to increases for default rate interest from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an upfront fee, an administrative agency fee (removed November 26, 2024) and a commitment fee on the undrawn balance after March 27, 2025 of 0.60% per annum (or, during March 26, 2024 to March 27, 2025 ramp-up
period, 0.50% per annum) as amended on April 10, 2025 on the average daily unused facility amount.
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
As of June 30, 2025 and December 31, 2024, the Fund had outstanding borrowings of $49,100,000 and $53,200,000 at an average interest rate of 6.50% and 6.80%, respectively, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three and six months ended June 30, 2025, the average daily outstanding borrowings for the JPM Funding Facility amounted to $60,201,099 and $56,476,796 and the weighted average interest rate was 6.58% and 6.56%, respectively. During the three and six months ended June 30, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $3,714,285 and $3,793,814 and the weighted average interest rate was 8.00% and 8.00%, respectively.
The Fund recorded the following interest expense, unused commitment fee and other credit facility related fees on the JPM Funding Facility as Interest and credit facility expenses on the Consolidated Statements of Operations during the three and six months ended June 30, 2025 and June 30, 2024:

	Three months ended		Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Interest Expense	$1,001,583	$75,129	$1,861,563	$81,806
Unused commitment fee and administration fee	176,676	180,056	268,287	192,139
Other credit facility related fees	13,622	115,212	13,622	123,010

	$1,191,881	$370,397	$2,143,472	$396,955

In connection with the JPM Funding Facility, the SPV pays an upfront fee which is deferred and amortized over the life of the JPM Funding Facility using the straight-line method. During the three and six months ended June 30, 2025, $105,235 and $189,047, respectively, of the upfront fee was expensed and included in Interest and credit facility expenses and $19,493 and $40,802, respectively, of related upfront legal fees was expensed and included in Professional fees and Investment servicing fees on the Consolidated Statements of Operations. During the three and six months ended June 30, 2024, $74,712 and $79,639, respectiv el
y, of the upfront fee was expensed and included in Interest and credit facility expenses on the Consolidated Statements of Operations. At June 30, 2025 and December 31, 2024, $2,582,808 and $1,830,038, respectively, of unamortized upfront fee is included in Deferred financing cost on the Consolidated Statements of Assets and Liabilities.
Note 6 – Shares of beneficial interest
At June 30, 2025, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 21.1%, 9.0% and 69.9%, respectively, of the Class NAV shares of beneficial interest outstanding.
At December 31, 2024, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 32.4%, 13.9% and 53.7%, respectively, of the Class NAV shares of beneficial interest outstanding.
Note 7 – Purchase and sale of securities
Purchases and sales of securities, other than short-term investments, for the six months ended June 30, 2025 and June 30, 2024 was as follows:

Six months ended June 30, 2025		Six months ended June 30, 2024
Purchases	Sales	Purchases	Sales
$61,595,570	$8,314,063	$50,828,845	$1,277,178

Note 8 – Consolidated Financial Highlights

	For the six months ended June 30, 2025 Class NAV		For the six months ended June 30, 2024 Class NAV
Per share operating performance
Net asset value, beginning of period	$20.80		$20.74

Net investment income (1)	0.85		0.79
Net realized and unrealized gain (loss) on investments	(0.15)		0.14

Total from investment operations	0.70		0.93

Less distributions to common shareholders
From investment income	(0.76)		(0.60)

Total distributions	(0.76)		(0.60)

Net asset value, end of period	$20.74		$21.07

Total return (%) (2)	3.22	% (3)	4.53	% (3)
Ratios and supplemental data
Net assets, end of period (in millions)	$171		$113
Ratios (as a percentage of average net assets):
Expenses before reductions	6.87	% (4)	4.13	% (5)
Expenses including reductions	6.18	% (4)	2.39	% (5)
Interest and credit facility expenses	3.42	% (4)	—
Incentive fees	1.21	% (4)	—
Expenses including reductions (excluding interest and credit facility expenses and incentive fees)	1.54	% (4)	1.50	% (5)
Net investment income	8.22	% (4)	7.45	% (5)
Portfolio turnover	5%		2%
Total debt outstanding end of period (in millions)	$49		$2
Asset coverage per $1,000 of debt, end of period (6)	$4,487		$57,467

(1)	Based on average monthly shares outstanding.
(2)	Total return would have been lower had certain expenses not been reduced during the applicable period.
(3)	Not annualized.
(4)	Annualized.
(5)	Annualized. Certain expenses have been presented unannualized.
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
Expense Limitation Agreement
On July 16, 2025, the Fund entered into the Expense Limitation Agreement with the Advisor. For a one-year term beginning on October 4, 2025 and ending on October 3, 2026, the Advisor contractually agrees to reduce its management fee for the Fund or, if necessary, make payment to the Fund, in an amount equal to the amount by which the aggregate “Expenses” of the Fund incurred in the ordinary course of the Fund’s business exceed 0.50% of the Fund’s monthly net assets (on an annualized basis). For purposes of this agreement, “Expenses” means all the expenses of the Fund, excluding: (1) advisory and incentive fees, (2) interest expense and other borrowing related costs, fees and expenses, (3) Rule 12b-1 fees; (4) any cashiering or other investment servicing fees; (5) litigation and indemnification expenses and other extraordinary expenses not incurred in the ordinary course of the business of the Fund; (6) taxes; (7) short dividends, (8) Acquired Fund Fees and Expenses; (9) class specific expenses; (10) portfolio brokerage commissions; (11) expenses related to, or incurred by, special purpose vehicles or other subsidiaries of the Fund held directly or indirectly by the Fund; (12) expenses, including legal expenses, related to investments of the Fund; and (13) expenses, including legal expenses, related to co-investment transactions involving the Fund. This agreement expires on October 3, 2026, unless renewed by mutual agreement of the Advisor and the Fund based upon a determination that this is appropriate under the circumstances at that time.
Effective August 1, 2025, Brian VanDelinder, the Fund’s former Chief Compliance Officer, left the Manulife Financial organization. Jason Pratt has been appointed by the Board to serve as the new interim Chief Compliance Officer. From October 12, 2023 to August 1, 2025, Mr. Pratt was the Deputy Chief Compliance Officer of the Fund. Prior to October 12, 2023, Mr. Pratt was the Chief Compliance Officer of the Fund. Below is further information regarding Mr. Pratt’s business experience during the past five years.
Mr. Pratt holds the position of interim Chief Compliance Officer for an indefinite term until his successor is duly appointed and qualified or until he dies, retires, resigns, is removed or becomes disqualified.

Name (Birth Year)	Position(s) with the Fund	Principal Occupation(s) During Past 5 Years
Jason Pratt (1974)	Chief Compliance Officer (since August 1, 2025); Deputy Chief Compliance Officer (October 12, 2023 to August 1, 2025); Chief Compliance Officer (prior to October 12, 2023)	Global Chief Compliance Officer and Senior Managing Director, Manulife Investment Management Private Markets and Manulife General Account Investments, Manulife Financial Group (since 2023); Chief Compliance Officer, Manulife Investment Management Private Markets (US) LLC (since 2013); Vice President and Senior Counsel, John Hancock Life Insurance Company (U.S.A.) (since 2019); Assistant Vice President and Senior Counsel, John Hancock Life Insurance Company (U.S.A.) (2011-2019); Chief Compliance Officer, John Hancock GA Mortgage Trust (2019-2023 and since August 1, 2025); and Chief Compliance Officer, John Hancock GA Senior Loan Trust (2020-2023 and since August 1, 2025).

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
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. We are externally managed by the Advisor, a registered investment advisor under the Investment Advisers Act of 1940, as amended, which is an indirect wholly-owned subsidiary of Manulife Financial Corporation (Manulife). Manulife does not have any obligation, contractual or otherwise, to financially support us beyond the Seed Contribution (as defined below) of certain of their affiliates. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of a global pandemic;

•	changes in the general interest rate environment;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with our Advisor and its affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we in vest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our Advisor and its affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a business development company and as a regulated investment company under the Internal Revenue Code of 1986, as amended;

•	the impact on our business of U.S. and international financial reform legislation, rules and regulations; and

•	the effect of changes in tax laws and regulations and interpretations thereof.
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

Portfolio and Investment Activity

As of June 30, 2025, the Fund had investments, excluding cash equivalents, in 65 portfolio companies across 7 sectors and 22 industries. Based on fair value as of June 30, 2025, 93.0% of the Fund’s fair value was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in Secured Overnight Financing Rate (SOFR). The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of June 30, 2025. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of June 30, 2025, the Fund’s estimated weighted average total yield of investments in debt securities was 9.5%. Weighted average yields are based on interest rates as of June 30, 2025.

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

Our portfolio and investment activity for the six months ended June 30, 2025 and June 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	June 30, 2025	June 30, 2024
Investments:
Total investments, beginning of period	$165,237,142	$66,716,527
Purchase of investments	61,595,570	50,828,845
Proceeds from principal repayments and sales of investments	(8,314,063)	(1,277,178)
Net purchases and sales of short-term Investments	1,955,092	(2,701,604)
Amortization of premium/accretion of discount, net	497,616	51,153
Net realized gain (loss) on investments	55,073	6,492

Total investments, end of period	$221,026,430	$113,624,235

Portfolio companies at beginning of period	54	26
Number of new portfolio companies funded	13	15
Number of portfolio companies sold or repaid	2	—
Portfolio companies at end of period	65	41
Count of investments	220	118
Count of industries	22	16

As of June 30, 2025 and December 31, 2024, our investments, excluding unfunded loan commitments, consisted of the following:

	June 30, 2025		% of Investments at Fair Value	December 31, 2024		% of Investments at Fair Value
	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-Lien Loans	$205,671,602	$205,755,503	93.0%	$152,264,090	$152,865,434	92.2%
Equity	808,482	831,388	0.4%	381,798	377,668	0.2%
Other Securities	14,546,346	14,546,346	6.6%	12,591,254	12,591,254	7.6%

Total Investments	$221,026,430	$221,133,237	100.0%	$165,237,142	$165,834,356	100.00%

Portfolio Composition	as of 6-30-25 (% of net assets)	as of 12-31-24 (% of net assets)
Senior loans	170.6	195.4
Equity	0.5	0.3
Short-term investments and other (less unfunded loan commitments)	(71.1)	(95.7)
	100	100

Percentages include unfunded loan commitments.

Sector Composition	as of 6-30-25 (% of net assets)	as of 12-31-24 (% of net assets)
Industrials	71.8	82.9
Health care	35.3	41.9
Consumer discretionary	31.2	30.7
Information technology	12.2	17.9
Consumer staples	9.9	11.5
Financials	8.1	6.8
Materials	2.6	4.0
Short-term investments and other (less unfunded loan commitments)	(71.1)	(95.7)
	100	100

Percentages include unfunded loan commitments.

Industry Composition	As of 6-30-25 (% of net assets)
Health care providers and services	28.8
Commercial services and supplies	22.5
Trading companies and distributors	19.3
Professional services	15.8
Diversified consumer services	10.1
Food products	8.2
Building products	7.2
Hotels, restaurants and leisure	7.1
IT services	6.9
Distributors	6.7
Health care equipment and supplies	6.5
Software	5.3
Capital markets	4.6
Insurance	3.5
Air freight and logistics	2.6
Household durables	2.6
Chemicals	2.6
Machinery	2.6
Specialty retail	2.5
Leisure products	2.2
Construction and engineering	1.8
Consumer staples distribution and retail	1.7
Short-term investments and other (less unfunded loan commitments)	(71.1)
100

Percentages include unfunded loan commitments.

Industry composition	As of 12-31-24 (% of net assets)
Health care providers and services	38.6
Commercial services and supplies	27.3
Trading companies and distributors	26.4
Professional services	14.4
IT services	9.8
Food products	8.8
Software	8.1
Hotels, restaurants and leisure	7.4
Building products	6.9
Diversified consumer services	6.5
Distributors	5.3
Insurance	4.9
Air freight and logistics	4.0
Specialty retail	4.0
Household durables	4.0
Chemicals	4.0
Machinery	3.9
Leisure products	3.5
Health care equipment and supplies	3.3
Consumer staples distribution and retail	2.7
Capital markets	1.9
Short-term investments and other (less unfunded loan commitments)	(95.7)
100

Top 10 Issuers as of 6-30-25 (% of net assets)
Steward Partners Global Advisory LLC	4.6
LTC Consulting Services LLC	4.4
Xenon Arc, Inc	4.1
Galloway & Company LLC	4.0
AC Blackpoint Acquisition, Inc	4.0
CPS Holdco, Inc.	3.6
Refocus Management Services LLC	3.6
Pediatric Home Respiratory Services LLC	3.5
The Smilist DSO LLC	3.5
Leap Service Partners LLC	3.5
Total	38.8

Cash and short-term investments are not included.

Percentages include unfunded loan commitments.

Top 10 Issuers as of 12-31-24 (% of net assets)
Pediatric Home Respiratory Services LLC	5.4
M&D Midco, Inc.	5.3
The Smilist DSO LLC	5.3
AC Blackpoint Acquisition, Inc	5.3
Eastern Communications Solutions, Inc.	5.3
Redwood MSO LLC	5.3
Midwest Eye Services LLC	5.0
Renovation Systems LLC	4.9
QM Buyer, Inc.	4.9
Foodscience LLC	4.9
Total	51.6

Cash and cash equivalents are not included.

Percentages include unfunded loan commitments.

As of June 30, 2025 and December 31, 2024, 100% of investments held were based in the United States.

Results of Operations

Our operating results for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Increase (decrease) in net assets from operations	$2,277,470	$2,355,513	$5,163,254	$4,720,785

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Our investment income for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest	$5,151,337	$2,573,272	$9,416,599	$4,362,044
Dividends	194,391	325,091	324,327	783,181
Other income	44,389	21,983	67,074	42,605

Total investment income	$5,390,117	$2,920,346	$9,808,000	$5,187,830

For the three and six months ended June 30, 2025 and June 30, 2024, total investment income was driven by the Fund’s deployment of capital and invested balance of investments. The size of the Fund’s investment portfolio at fair value was approximately $221.1 million as of June 30, 2025 and, as of such date, all of the Fund’s debt investments were income-producing.

Interest income on the Fund’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Fund expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2025, all of the Fund’s debt investments were performing and current on their interest payments.

Our expenses for the three and six months ended June 30, 2025 and June 30, 2024 were as follows:

	For the three months ended		For the six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Expenses
Management fee	$470,160	$352,247	$845,967	$655,138
Incentive fees	402,599	—	825,475	—
Accounting and legal services fees	11,349	4,321	23,307	13,088
Interest and credit facility expenses	1,297,116	445,109	2,332,519	476,594
Investment servicing fees	17,220	—	36,396	—
Trustee fees	23,357	22,280	46,595	43,928
Professional fees	143,064	500,319	272,370	604,310
Custody and accounting fees	63,721	49,312	130,601	106,551
Transfer Agent	35,479	10,552	82,417	10,552
Printing and postage	20,247	7,883	28,945	18,948
Organization cost	—	—	—	24,253
Offering cost	—	101,860	—	201,867
Other expenses	37,951	14,714	51,643	23,509

Total expenses	2,522,263	1,508,597	4,676,235	2,178,738

Less expense reductions	(241,277)	(639,029)	(466,823)	(919,774)

Net expenses	2,280,986	869,568	4,209,412	1,258,964

The Fund has an investment management agreement with the Advisor under which the Fund pays an annual fee rate of 1.25% of monthly net assets. The management fee is payable monthly in arrears. The Advisor contractually agrees to limit its management fee for the Fund (excluding any incentive fee) to an annual rate of 1.00% of monthly net assets. This agreement expires on October 3, 2025, unless renewed by mutual agreement of the Advisor and the Fund based upon a determination that this is appropriate under the circumstances at that time.

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

For the three and six months ended June 30, 2025 and June 30, 2024, the Fund did not incur any excise tax.

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

Equity

For the six months ended June 30, 2025 and June 30, 2024, we held three closings of our continuous Private Offering. As a result, the total Class NAV shares issued, and proceeds received related to such closings were as follows:

Shares issue date	Class NAV shares issued	Proceeds Received
June 30, 2025
February 3, 2025	716,476	$15,000,000
May 1, 2025	1,451,098	$30,000,000
June 2, 2025	728,633	$15,000,000
June 30, 2024
January 2, 2024	723,237	$15,000,000
February 1, 2024	718,284	$15,000,000
March 1, 2024	714,078	$15,000,000

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

On April 10, 2025, the SPV entered into a Second Amendment to the JPM Funding Facility, which provides for an increase to the maximum loan commitments available under the JPM Funding Facility to $175 million, with an option for the Borrower to further increase the maximum loan commitments to $250 million; a decrease in the interest rate on borrowings under the JPM Funding Facility from an applicable margin of 2.30% to 2.20%, in each case over Term SOFR or an alternate base rate; and a decrease in the commitment fee on undrawn loan commitments from 0.75% to 0.60%. Further, the Second Amendment resets the minimum loan utilization schedule and gives the Borrower the option to increase the maximum advance rate.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. Borrowings under the JPM Funding Facility will bear interest at Term SOFR or an alternate base rate, in each case plus an applicable margin equal to 2.20% as amended on April 10, 2025, subject to increases for default rate interest from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an upfront fee, an administrative agency fee (removed November 26, 2024) and a commitment fee on the undrawn balance after March 27, 2025 of 0.60% per annum (or, during the March 26, 2024 to March 27, 2025 ramp-up period, 0.50% per annum) as amended on April 10, 2025, on the average daily unused facility amount.

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

As of June 30, 2025 and December 31, 2024, the Fund had outstanding borrowings of $49,100,000 and $53,200,000 at an average interest rate of 6.50% and 6.80%. respectively, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three and six months ended June 30, 2025, the average daily outstanding borrowings for the JPM Funding Facility amounted to $60,201,099 and $56,476,796 and the weighted average interest rate was 6.58% and 6.56%, respectively. During the three and six months ended June 30, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $3,714,285 and $3,793,814 and the weighted average interest rate was 8.00% and 8.00%, respectively.

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

As of June 30, 2025 and December 31, 2024, the Fund had the following unfunded commitments outstanding:

	June 30, 2025		December 31, 2024
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Principal on Delayed Draw Term Loan	Principal on Revolver
4M Capital, Ltd.	—	$528,000	—	$528,000
AC Blackpoint Acquisition, Inc	$1,203,988	508,475	$2,033,898	508,475
Air Buyer, Inc.	—	340,909	750,000	340,909
All Glass & Window Holdings, Inc.	1,282,051	769,231	—	—
American Combustion Industries, Inc.	857,214	107,750	1,005,670	299,307
Bandon Fitness, Inc.	1,725,959	—	1,739,184	114,804
BCTS Parent LLC	3,704,976	354,484	824,176	283,587
Beacon Behavioral Holdings LLC	1,652,027	28,628	2,646,894	114,512
Beary Landscaping LLC	—	338,028	422,535	422,535
BLP Buyer, Inc.	—	142,742	—	229,839
Capital Construction LLC	846,096	508,039	—	508,039
Chemtron Supply LLC	1,983,585	362,979	2,333,630	362,979
CPS Holdco, Inc.	1,498,397	705,128	—	—
DAWGS Intermediate Holding Company	—	333,131	—	—
Diverzify Intermediate LLC	1,371,429	—	1,371,429	—
Eastern Communications Solutions, Inc.	—	1,031,519	—	1,031,519
Foodscience LLC	1,726,389	672,222	2,444,444	763,889
Galloway & Company LLC	1,970,228	656,743	—	—
GSF Buyer LLC	1,361,162	680,581	—	—
Health Management Associates, Inc.	—	124,004	155,005	65,102
Hill Country Dairies, Inc.	870,968	653,226	870,968	508,065
HMN Acquirer Corp.	1,041,667	625,000	1,041,667	625,000
Impact Climate Technologies LLC	711,718	—	—	—
In Vitro Sciences LLC	—	177,778	7,111	177,778
Integrated Openings Solutions LLC	3,502,747	341,209	4,120,879	303,297
Jetson Buyer, Inc.	—	425,909	—	443,656
Krayden Holdings, Inc.	701,754	566,229	1,393,071	574,269
Leap Service Partners LLC	1,314,931	400,000	752,941	517,647
LTC Consulting Services LLC	—	454,545	—	—
Library Associates LLC	—	—	—	72,418
Lockmasters Security Intermediate, Inc.	—	—	878,274	205,895
M&D Midco, Inc.	1,045,311	572,904	1,045,311	763,871
Magic Valley Electric LLC	1,526,252	305,250	—	—
Midwest Eye Services LLC	2,460,200	704,931	2,812,729	704,931
O2B Early Education Holding, Inc.	1,361,162	680,581	—	—
OIS Management Services LLC	1,666,322	167,626	1,185,503	167,626
PAK Quality Foods Acquisition LLC	537,313	268,657	537,313	313,433
Pediatric Home Respiratory Services LLC	900,000	320,000	900,000	420,000
PNB Holdings III LLC	1,227,273	531,818	1,227,273	490,909
Purple Cow Buyer LLC	1,041,881	277,835	1,041,881	277,835
QM Buyer, Inc.	1,222,222	611,111	1,222,222	611,111
Rapid Buyer LLC	1,295,585	647,793	1,295,585	647,793

Redwood MSO LLC	608,989	213,483	786,517	337,079
Refocus Management Services LLC	1,792,503	84,211	680,000	210,526
Renovation Systems LLC	102,203	25,053	142,865	68,894
Rocket Holdco Intermediate II LLC	—	801,887	—	—
RPC TopCo, Inc.	—	545,455	—	545,455
Simon Pearce LLC	—	450,000	—	642,857
Star Logistics & Hospitality Services LLC	1,232,143	321,429	1,232,143	535,714
StartKleen Legacy Holdings LLC	1,282,051	1,025,641	—	—
Stellar Buyer LLC	1,529,801	819,536	1,639,073	819,536
Steward Partners Global Advisory LLC	5,127,547	955,881	317,951	311,716
SurfacePrep Buyer LLC	199,136	479,452	227,397	479,452
The Smilist DSO LLC	929,263	140,351	2,086,698	140,351
VPD Management, Inc.	2,299,948	105,143	2,299,948	137,143
Vybond Buyer LLC	1,051,402	788,551	—	—
WeLocalize, Inc.	—	202,367	—	354,142
Wildcat Purchaser LLC	903,021	312,735	—	—
WWEC Holdings III Corp.	824,818	434,020	824,818	434,020
XpressMyself.com LLC	—	233,050	—	233,050
Total	$61,493,632	$24,863,240	$46,297,003	$18,648,965

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

The following table summarizes the distributions declared on our common shares for the six months ended June 30, 2025 and June 30, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share
June 30, 2025
June 27, 2025	June 26, 2025	July 22, 2025	$0.37330
March 28, 2025	March 27, 2025	April 22, 2025	$0.38326
June 30, 2024
March 27, 2024	March 26, 2024	April 19, 2024	$0.20347
June 27, 2024	June 26, 2024	July 22, 2024	$0.40293

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

As of June 30, 2025 and December 31, 2024, no Common Shares were issued pursuant to the DRP.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•	the Investment Advisory Agreement;

•	the Service Agreement;

•	the Placement Agency Agreement;

•	the Expense Limitation and Fee Waiver Agreement; and

•	the Sale and Contribution Agreement

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

As of June 30, 2025, approximately $209.2 million (principal amount) of our debt portfolio investments (funded positions) bore interest at variable rates, which are generally SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our June 30, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	Interest income	Interest expense	Net income
Up 300 basis points	$6,275,903	$(1,473,000)	$4,802,903
Up 200 basis points	$4,183,935	$(982,000)	$3,201,935
Up 100 basis points	$2,091,968	$(491,000)	$1,600,968
Down 100 basis points	$(2,091,968)	$491,000	$(1,600,968)
ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based upon their evaluation of the Fund’s disclosure controls and procedures as of June 30, 2025 (the end of the period covered by this report), the Fund’s principal executive officer and principal financial officer have concluded that those disclosure controls and procedures were effective as of June 30, 2025 and provided reasonable assurance that the material information required to be disclosed by the Fund on this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
The imposition by the U.S. of import tariffs on goods from foreign countries and reciprocal tariffs levied on U.S. goods may lead to price volatility and instability in U.S. and global investment markets. Among other effects, tariffs may increase the cost of production for certain goods or reduce demand for products, which could affect the performance of the Fund’s investments. It is not known whether, or to what extent, any tariff or other trade protections may affect the Fund or its investments.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Fund offers and sells its Common Shares in a Private Offering under the exemption provided by Section 4(a)(2) of the Securities Act a nd
Regulation D promulgated thereunder. Except as previously reported by us on our Current Report on Form
8-K,
during the period covered by
this
Quarterly Report on Form
10-Q,
the Fund did not sell any unregistered securities.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures.
Not applicable.

ITEM 5. Other Information.

(a)
On June 2, 2025, the Fund issued 728,632.84 Class NAV Common Shares, for an aggregate offering price of $15,000,000. The issuance and sale of the Common Shares are exempt from registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof and Regulation D thereunder.

(b)	None.

(c)
For the period covered by this Quarterly Report on Form
10-Q,
no trustee or officer of the Fund has entered into any (i) contract, instruction or written plan for the purchase or sale of securities of the Fund intended to satisfy the affirmative defense conditions of Rule
10b5-1(c)
under the Securities Exchange Act of 1934 or (ii) any
non-Rule
10b5-1
trading arrangement.

ITEM 6. Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust(1)

3.2	Certificate of Amendment to Certificate of Trust(1)

3.3	Amended and Restated Agreement and Declaration of Trust(2)

3.4	Bylaws(1)

10.1	Expense Limitation Agreement*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Incorporated by reference to the Fund’s Form 10-12G filed by the Fund on August 4, 2023 (File No. 000-56578).
(2)	Incorporated by reference to Amendment No. 1 to the Fund’s Form 10-12G filed by the Fund on September 19, 2023 (File No. 000-56578).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manulife Private Credit Fund

Date: August 12, 2025	By:	/s/ Ian Roke
Name: Ian Roke
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2025	By:	/s/ Heidi Knapp
Name: Heidi Knapp
Title: Chief Financial Officer (Principal Financial Officer)