Form 10-Q
period 2025-09-30
Manulife Private Credit Fund
filed 2025-11-12
CIK 1988280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to
Commission File Number
814-01664

M
ANULIFE PRIVATE CREDIT FUND
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
12b-2
of the Exchange Act). Yes ☐ No ☒
As of September 30, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”). The number of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of November 12, 2025, was 8,256,360.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
Manulife Private Credit Fund
Consolidated Schedule of Investments
9-30-25
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 195.3% (Cost $334,636,390)				$334,817,296
Consumer discretionary 42.4%				72,727,222

Distributors 6.7%
All Glass & Window Holdings, Inc., Delayed Draw Term Loan (C)	—	03-26-31	1,282,051	1,269,231
All Glass & Window Holdings, Inc., Revolver (C)	—	03-26-31	769,231	761,538
All Glass & Window Holdings, Inc., Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.166	03-26-31	3,625,031	3,588,781
Eastern Communications Solutions, Inc., Revolver (C)	—	12-30-30	1,031,519	1,021,203
Eastern Communications Solutions, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.002	12-30-30	4,931,218	4,881,906
Diversified consumer services 21.5%
Capital Construction LLC, 3rd Amendment Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.196	10-22-26	411,614	406,469
Capital Construction LLC, Add-On Delayed Draw Term Loan (1, 3 and 6 month CME Term SOFR + 5.750%) (D)	10.166	10-22-26	495,811	489,613
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.130	10-22-26	324,090	320,039
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.130	10-22-26	1,125,226	1,111,160
Capital Construction LLC, Delayed Draw Term Loan A (3 month CME Term SOFR + 5.750%) (D)	10.218	10-22-26	217,241	214,525
Capital Construction LLC, Delayed Draw Term Loan B (C)	—	10-22-26	628,855	620,994
Capital Construction LLC, Revolver (C)	—	10-22-26	508,039	501,688
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.130	10-22-26	830,097	819,720
GarageCo Intermediate II LLC, Delayed Draw Term Loan (C)	—	08-02-32	2,289,562	2,272,391
GarageCo Intermediate II LLC, Revolver (C)	—	08-02-32	686,869	681,717
GarageCo Intermediate II LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	8.546	08-02-32	1,556,902	1,545,226
Impact Climate Technologies LLC, Delayed Draw Term Loan (C)	—	04-04-30	711,718	699,263
Impact Climate Technologies LLC, Term Loan (3 month CME Term SOFR + 7.681%) (D)	12.106	04-04-30	2,010,605	1,975,419
Leap Service Partners LLC, Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.250%)	9.380	03-15-29	1,741,524	1,741,524
Leap Service Partners LLC, Delayed Draw Term Loan B (3 month CME Term SOFR + 5.250%) (C)	9.432	03-15-29	2,018,925	2,018,925
Leap Service Partners LLC, Revolver (1 month CME Term SOFR + 5.250%) (C)	9.408	03-15-29	588,235	588,235
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.572	03-15-29	1,621,840	1,621,840
O2B Early Education Holding, Inc., Delayed Draw Term Loan (C)	—	05-29-31	1,361,162	1,357,759
O2B Early Education Holding, Inc., Revolver (C)	—	05-29-31	680,581	678,879
O2B Early Education Holding, Inc., Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.663	05-29-31	2,036,638	2,031,546
P.J. Fitzpatrick LLC, Delayed Draw Term Loan (C)	—	08-01-31	1,416,667	1,402,500
P.J. Fitzpatrick LLC, Revolver (C)	—	08-01-31	1,062,500	1,051,875
P.J. Fitzpatrick LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.296	08-01-31	4,391,667	4,347,750
Prestige Backyards LLC, Delayed Draw Term Loan (C)	—	08-07-31	2,090,164	2,064,037
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Consumer discretionary (continued)
Diversified consumer services (continued)
Prestige Backyards LLC, Revolver (C)	—	08-07-31	1,393,443	$1,376,025
Prestige Backyards LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.223	08-07-31	5,016,393	4,953,689
Hotels, restaurants and leisure 7.0%
Bandon Fitness, Inc., 4th Amendment Delayed Draw Term Loan (C)	—	07-27-28	1,705,489	1,598,896
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.367	07-27-28	563,317	528,110
Bandon Fitness, Inc., Revolver (3 month CME Term SOFR + 6.000%)	10.469	07-27-28	114,804	107,629
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.458	07-27-28	1,453,245	1,362,417
Rocket Holdco Intermediate II LLC, Revolver (C)	—	06-17-31	801,887	793,868
Rocket Holdco Intermediate II LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.752	06-17-31	3,455,491	3,420,936
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	9.288	06-18-29	1,604,330	1,467,962
Star Logistics & Hospitality Services LLC, Revolver (3 month CME Term SOFR + 5.250%) (C)	9.440	06-18-29	535,714	490,179
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.276	06-18-29	2,327,679	2,129,826
Household durables 2.6%
Simon Pearce LLC, Revolver (1 and 3 month CME Term SOFR + 4.750%) (C)	8.990	10-21-30	642,857	636,429
Simon Pearce LLC, Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.905	10-21-30	3,828,214	3,789,932
Leisure products 2.2%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	528,000
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.002	06-18-27	3,283,933	3,283,933
Specialty retail 2.4%
RPC TopCo, Inc., Revolver (C)	—	09-02-31	545,455	540,000
RPC TopCo, Inc., Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.622	09-02-31	3,670,341	3,633,638
Consumer staples 12.0%				20,619,821

Consumer staples distribution and retail 4.0%
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (C)	10.023	12-28-29	537,313	537,313
PAK Quality Foods Acquisition LLC, Revolver (1 month CME Term SOFR + 5.750%) (C)	10.023	12-28-29	313,433	313,433
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.023	12-28-29	2,084,507	2,084,507
TruSource Foods LLC, Delayed Draw Term Loan (C)	—	08-01-31	1,283,019	1,260,566
TruSource Foods LLC, Revolver (C)	—	08-01-31	641,509	630,283
TruSource Foods LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.296	08-01-31	2,033,585	1,997,997

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Consumer staples (continued)
Food products 8.0%
Foodscience LLC, Delayed Draw Term Loan (3 and 6 month CME Term SOFR + 5.250%) (C)	9.425	11-14-31	2,440,625	$2,404,016
Foodscience LLC, Revolver (6 month CME Term SOFR + 5.250%) (C)	9.094	11-14-31	763,889	752,431
Foodscience LLC, Term Loan (6 month CME Term SOFR + 5.250%) (D)	9.122	11-14-31	2,274,479	2,240,362
GSF Buyer LLC, Delayed Draw Term Loan (C)	—	04-30-31	1,361,162	1,347,550
GSF Buyer LLC, Revolver (C)	—	04-30-31	680,581	673,775
GSF Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.308	04-30-31	2,036,638	2,016,272
Hill Country Dairies, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.199	08-01-30	1,088,710	1,061,492
Hill Country Dairies, Inc., Revolver (3 month CME Term SOFR + 5.000%) (C)	9.199	08-01-30	725,806	707,661
Hill Country Dairies, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.199	08-01-30	2,658,629	2,592,163
Financials 8.0%				13,623,325

Capital markets 4.6%
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 4.750%) (D)	8.917	10-13-28	923,822	914,583
Steward Partners Global Advisory LLC, Delayed Draw Term Loan C (1 month CME Term SOFR + 4.750%) (C)	8.914	10-13-28	5,153,255	5,101,722
Steward Partners Global Advisory LLC, Revolver (1 month CME Term SOFR + 4.750%) (C)	8.913	10-13-28	955,881	946,322
Steward Partners Global Advisory LLC, Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.913	10-13-28	907,094	898,023
Insurance 3.4%
Stellar Buyer LLC, 1st Amendment Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.002	11-12-30	392,763	391,781
Stellar Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.002	11-12-30	1,636,614	1,632,523
Stellar Buyer LLC, Revolver (C)	—	11-12-30	819,536	817,488
Stellar Buyer LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.002	11-12-30	2,928,204	2,920,883
Health care 39.0%				66,939,490

Health care equipment and supplies 6.5%
CPC/Cirtec Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.163	01-30-29	1,585,955	1,585,955
CPC/Cirtec Holdings, Inc., Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.163	01-30-29	2,125,940	2,125,940
LTC Consulting Services LLC, Revolver (Prime rate + 3.750%) (C)	11.000	05-01-31	454,545	452,273
LTC Consulting Services LLC, Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.030	05-01-31	7,027,841	6,992,697
Health care providers and services 32.5%
Beacon Behavioral Holdings LLC, Add-On Delayed Draw Term Loan (C)	—	06-21-29	2,805,702	2,777,645

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
Beacon Behavioral Holdings LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.515	06-21-29	3,250,151	$3,217,649
Beacon Behavioral Holdings LLC, Revolver (C)	—	06-21-29	114,512	113,367
Beacon Behavioral Holdings LLC, Term Loan (15.000% PIK)	15.000	06-21-30	1,129,449	1,123,802
CRH Healthcare Purchaser, Inc., Delayed Draw Term Loan (C)	—	09-17-31	489,979	487,529
CRH Healthcare Purchaser, Inc., Revolver (C)	—	09-17-31	195,992	194,032
CRH Healthcare Purchaser, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.273	09-17-31	2,155,909	2,134,350
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 7.000%)	11.278	02-28-29	693,440	627,563
In Vitro Sciences LLC, Revolver (C)	—	02-28-29	177,778	160,889
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 7.000%) (D)	11.278	02-28-29	3,064,444	2,773,322
Midwest Eye Services LLC, Delayed Draw Term Loan A (3 month CME Term SOFR + 4.500%) (D)	8.652	08-20-27	1,230,879	1,230,879
Midwest Eye Services LLC, Delayed Draw Term Loan B (3 month CME Term SOFR + 4.500%) (C)	8.652	08-20-27	2,811,294	2,811,294
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	704,931	704,931
Midwest Eye Services LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.652	08-20-27	731,242	731,242
OIS Management Services LLC, 3rd Amendment Incremental Delayed Draw Term Loan (C)	—	11-16-28	949,658	959,154
OIS Management Services LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)(D)	8.752	11-16-28	2,332,868	2,356,197
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.752	11-16-28	546,562	552,028
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.752	11-16-28	1,416,441	1,430,606
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (C)	—	12-23-30	900,000	897,750
Pediatric Home Respiratory Services LLC, Revolver (6 month CME Term SOFR + 5.000%) (C)	9.242	12-23-30	500,000	498,750
Pediatric Home Respiratory Services LLC, Term Loan (6 month CME Term SOFR + 5.000%) (D)	9.245	12-23-30	4,577,000	4,565,558
Redwood MSO LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.607	12-20-29	785,865	774,077
Redwood MSO LLC, Revolver (Prime rate + 4.500% and 3 month CME Term SOFR + 5.500%) (C)	11.053	12-20-29	337,079	332,022
Redwood MSO LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.502	12-20-29	4,839,831	4,767,234
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.602	02-14-29	2,262,084	2,262,084
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.750	02-14-29	1,047,084	1,047,084
Refocus Management Services LLC, Revolver (3 month CME Term SOFR + 5.500%) (C)	9.867	02-14-29	210,526	210,526
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.602	02-14-29	2,695,789	2,695,789

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
The Smilist DSO LLC, 2024-1 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.002	04-04-29	693,196	$700,128
The Smilist DSO LLC, 2024-2 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.002	04-04-29	556,686	562,253
The Smilist DSO LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	9.251	04-04-29	2,005,026	1,989,989
The Smilist DSO LLC, Revolver (C)	—	04-04-29	140,351	140,351
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.002	04-04-29	2,564,035	2,589,675
VPD Management, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.002	11-02-27	3,021,359	2,991,145
VPD Management, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	10.002	11-02-27	228,571	226,286
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.002	11-02-27	734,286	726,943
Wildcat Purchaser LLC, Delayed Draw Term Loan (Prime rate + 4.000% and 3 month CME Term SOFR + 5.000%) (C)	9.034	05-08-31	938,204	928,822
Wildcat Purchaser LLC, Revolver (C)	—	05-08-31	312,735	309,607
Wildcat Purchaser LLC, Term Loan (Prime rate + 4.000% and 3 month CME Term SOFR + 5.000%) (D)	9.007	05-08-31	2,032,775	2,012,447
Industrials 74.2%				127,209,915

Air freight and logistics 2.6%
PNB Holdings III LLC, Delayed Draw Term Loan (C)	—	09-17-30	1,227,273	1,221,136
PNB Holdings III LLC, Revolver (6 month CME Term SOFR + 4.750%) (C)	8.758	09-17-30	818,182	814,091
PNB Holdings III LLC, Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.758	09-17-30	2,430,000	2,417,850
Building products 7.3%
DAWGS Intermediate Holding Company, Revolver (3 month CME Term SOFR + 4.500%) (C)	8.494	03-28-31	378,558	377,612
DAWGS Intermediate Holding Company, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.502	03-28-31	1,536,796	1,532,954
Integrated Openings Solutions LLC, 4th Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.296	11-20-29	274,451	270,334
Integrated Openings Solutions LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.295	11-20-29	4,119,334	4,057,544
Integrated Openings Solutions LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	9.296	11-20-29	379,121	373,434
Vybond Buyer LLC, Delayed Draw Term Loan (C)	—	02-03-32	1,051,402	1,040,888
Vybond Buyer LLC, Revolver (C)	—	02-03-32	788,551	780,666
Vybond Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.002	02-03-32	4,149,647	4,108,150
Commercial services and supplies 24.9%
Air Buyer, Inc., Revolver (C)	—	07-23-30	340,909	333,239
Air Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.819	07-23-30	3,375,000	3,299,062
American Combustion Industries, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 5.250%) (D)	9.513	08-31-28	806,213	773,964

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
American Combustion Industries, Inc., Delayed Draw Term Loan B (1 month CME Term SOFR + 5.250%) (C)	9.513	08-31-28	957,279	$918,987
American Combustion Industries, Inc., Revolver (1 month CME Term SOFR + 5.250%) (C)	9.513	08-31-28	359,168	344,801
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.250%) (D)	9.513	08-31-28	2,345,247	2,251,437
BCTS Parent LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.163	12-26-29	973,325	973,325
BCTS Parent LLC, Incremental Delayed Draw Term Loan (C)	—	12-26-29	2,880,800	2,880,800
BCTS Parent LLC, Revolver (C)	—	12-26-29	354,484	354,484
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.199	12-26-29	1,393,123	1,393,123
Beary Landscaping LLC, 3rd Amendment Term Loan A (6 month CME Term SOFR + 5.000%) (D)	9.310	12-21-29	671,679	671,679
Beary Landscaping LLC, 4th Amendment Term Loan A (3 month CME Term SOFR + 5.000%) (D)	9.154	12-21-29	374,720	374,720
Beary Landscaping LLC, Delayed Draw Term Loan (3 and 6 month CME Term SOFR + 5.000%)	9.317	12-21-29	420,423	420,423
Beary Landscaping LLC, Revolver (Prime rate + 4.000% and 3 and 6 month CME Term SOFR + 5.000%) (C)	9.966	12-21-29	422,535	422,535
Beary Landscaping LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.558	12-21-29	2,117,218	2,117,218
Diverzify Intermediate LLC, Delayed Draw Term Loan (C)	—	05-11-27	1,371,429	1,320,000
Diverzify Intermediate LLC, Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.070	05-11-27	2,602,286	2,504,700
Identiti Resources LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.163	11-01-29	385,195	381,343
Identiti Resources LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.163	11-01-29	4,486,600	4,441,734
Renovation Systems LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.002	01-24-28	1,088,769	1,066,993
Renovation Systems LLC, Add-On Delayed Draw Term Loan D (3 and 6 month CME Term SOFR + 6.000%) (C)	10.182	01-24-28	273,650	268,177
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.002	01-24-28	248,640	243,667
Renovation Systems LLC, Revolver (3 month CME Term SOFR + 6.000%)	10.080	01-24-28	125,263	122,757
Renovation Systems LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.002	01-24-28	3,716,805	3,642,469
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%) (D)	10.013	09-30-27	1,488,651	1,458,878
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.013	09-30-27	154,434	151,345
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.013	09-30-27	1,013,377	993,109
Security Services Acquisition Sub Corp., Add-On Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.013	09-30-27	416,026	407,706
Security Services Acquisition Sub Corp., Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.013	09-30-27	597,863	585,905
StartKleen Legacy Holdings LLC, Delayed Draw Term Loan (C)	—	03-14-31	1,282,051	1,266,026

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
StartKleen Legacy Holdings LLC, Revolver (C)	—	03-14-31	1,025,641	$1,012,821
StartKleen Legacy Holdings LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.636	03-14-31	3,189,103	3,149,239
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.906	09-07-28	586,890	586,890
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	231,885
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.670	09-07-28	1,311,138	1,304,582
Construction and engineering 1.9%
Magic Valley Electric LLC, Delayed Draw Term Loan (C)	—	04-07-31	1,526,252	1,507,173
Magic Valley Electric LLC, Revolver (C)	—	04-07-31	305,250	301,435
Magic Valley Electric LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.675	04-07-31	1,366,758	1,349,674
Machinery 2.5%
Rapid Buyer LLC, Delayed Draw Term Loan (C)	—	10-15-30	1,295,585	1,272,913
Rapid Buyer LLC, Revolver (C)	—	10-15-30	647,793	636,456
Rapid Buyer LLC, Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.848	10-15-30	2,377,917	2,336,304
Professional services 15.7%
CPS Holdco, Inc., Delayed Draw Term Loan A (3 month CME Term SOFR + 4.750%)	8.949	03-28-31	1,366,447	1,352,783
CPS Holdco, Inc., Delayed Draw Term Loan B (C)	—	03-28-31	1,498,397	1,483,413
CPS Holdco, Inc., Revolver (C)	—	03-28-31	705,128	698,077
CPS Holdco, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.752	03-28-31	2,650,144	2,623,643
Galloway & Company LLC, Delayed Draw Term Loan (C)	—	05-05-31	1,970,228	1,965,302
Galloway & Company LLC, Revolver (C)	—	05-05-31	656,743	655,101
Galloway & Company LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.502	05-05-31	4,323,665	4,312,855
Health Management Associates, Inc., Delayed Draw Term Loan (3 and 6 month CME Term SOFR + 6.250%) (D)	10.506	03-30-29	220,062	220,062
Health Management Associates, Inc., Revolver (C)	—	03-30-29	124,004	124,004
Health Management Associates, Inc., Term Loan (6 month CME Term SOFR + 6.250%) (D)	10.567	03-30-29	1,698,569	1,698,569
HMN Acquirer Corp., Delayed Draw Term Loan (C)	—	11-05-31	1,041,667	1,039,063
HMN Acquirer Corp., Revolver (C)	—	11-05-31	625,000	623,438
HMN Acquirer Corp., Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.502	11-05-31	2,812,083	2,805,053
Purple Cow Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	8.992	11-05-30	1,041,881	1,034,067
Purple Cow Buyer LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	8.992	11-05-30	277,835	275,751
Purple Cow Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.321	11-05-30	1,654,507	1,642,098
WeLocalize, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.102	06-23-26	508,642	506,099
WeLocalize, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.102	06-23-26	2,004,031	1,994,011

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Professional services (continued)
WeLocalize, Inc., Revolver (1 and 3 month CME Term SOFR + 5.000%) (C)	9.266	06-23-26	421,597	$419,489
WeLocalize, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.102	06-23-26	1,524,946	1,517,321
Trading companies and distributors 19.3%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.413	12-24-29	910,161	896,509
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.413	12-24-29	287,419	283,108
BLP Buyer, Inc., Revolver (1 and 6 month CME Term SOFR + 6.250%) (C)	10.416	12-24-29	290,323	285,968
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.413	12-24-29	2,389,113	2,353,276
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.013	11-01-26	2,125,693	2,067,236
Krayden Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.913	03-01-29	866,926	864,758
Krayden Holdings, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 4.750%) (D)	8.913	03-01-29	258,047	257,402
Krayden Holdings, Inc., Delayed Draw Term Loan B (1 month CME Term SOFR + 4.750%) (D)	8.913	03-01-29	258,047	257,402
Krayden Holdings, Inc., Delayed Draw Term Loan C (1 month CME Term SOFR + 4.750%) (C)	8.913	03-01-29	875,248	873,060
Krayden Holdings, Inc., Revolver (1 month CME Term SOFR + 4.750%) (C)	8.899	03-01-29	574,269	572,833
Krayden Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.913	03-01-29	1,354,056	1,350,671
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)(D)	10.349	08-31-28	845,854	843,740
M&D Midco, Inc., 3rd Amendment Delayed Draw Term Loan (C)	—	08-31-28	1,026,393	1,023,827
M&D Midco, Inc., 3rd Amendment Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.349	08-31-28	1,443,152	1,439,544
M&D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.349	08-31-28	491,270	490,042
M&D Midco, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	10.432	08-31-28	763,871	761,962
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.349	08-31-28	1,390,844	1,387,367
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 4.950%) (D)	9.374	01-18-28	2,125,693	2,125,693
SurfacePrep Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.145	02-04-30	537,421	537,421
SurfacePrep Buyer LLC, Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)(D)	9.199	02-04-30	819,624	819,624
SurfacePrep Buyer LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	9.242	02-04-30	547,945	547,945
SurfacePrep Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.242	02-04-30	2,875,069	2,875,069
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.002	10-03-28	333,625	335,294

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors (continued)
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	9.002	10-03-28	971,581	$976,439
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.002	10-03-28	1,528,327	1,535,969
Xenon Arc, Inc., 2024-1 Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.175	12-20-28	3,950,000	3,950,000
Xenon Arc, Inc., 2025-1 Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.852	12-20-28	3,004,900	3,004,900
Information technology 12.2%				20,864,318

IT services 6.9%
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan A (3 and 6 month CME Term SOFR + 5.000%)	9.122	12-31-30	1,011,864	1,001,746
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan B (3 month CME Term SOFR + 5.000%) (C)	9.002	12-31-30	1,014,076	1,003,936
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan C (C)	—	12-31-30	287,770	284,892
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan D (C)	—	12-31-30	287,770	284,892
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan E (C)	—	12-31-30	287,770	284,892
AC Blackpoint Acquisition, Inc., Revolver (C)	—	12-31-30	508,475	503,390
AC Blackpoint Acquisition, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.002	12-31-30	3,280,297	3,247,494
AIDC IntermediateCo LLC, Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.663	07-22-27	2,125,817	2,120,502
Jetson Buyer, Inc., Revolver (C)	—	04-09-30	443,656	439,219
Jetson Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.502	04-09-30	2,584,849	2,559,001
Software 5.3%
Alta Buyer LLC, Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.002	12-21-27	2,125,693	2,125,693
Alta Buyer LLC, Incremental Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.002	12-21-27	145,650	145,650
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.002	12-21-27	1,404,192	1,404,192
QM Buyer, Inc., Delayed Draw Term Loan (C)	—	12-06-30	1,222,222	1,219,167
QM Buyer, Inc., Revolver (C)	—	12-06-30	611,111	609,583
QM Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.002	12-06-30	3,639,167	3,630,069
Materials 7.5%				12,833,205

Chemicals 7.5%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.752	03-02-29	2,332,755	2,326,923
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.786	03-02-29	715,977	714,187
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	362,072
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.752	03-02-29	1,060,172	1,057,522
Seawolf Buyer LLC, Delayed Draw Term Loan (C)	—	08-08-31	1,041,667	1,026,042

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-25 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Materials (continued)
Chemicals (continued)
Seawolf Buyer LLC, Revolver (C)	—	08-08-31	1,041,667	$1,026,042
Seawolf Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.234	08-08-31	6,416,667	6,320,417

	Shares/Units	Value
Equity (A) 0.6%		$1,098,820
(Cost $1,091,815)
Consumer discretionary 0.2%		409,283

Diversified consumer services 0.1%
P.J. Fitzpatrick LLC	2,833	289,000
Hotels, restaurants and leisure 0.1%
Rocket Group Holdings LLC, Class A Units	120,283	120,283
Consumer staples 0.1%		141,561

Food products 0.1%
GSF Group Holdings LP, Class A-2 Units	136	141,561
Financials 0.1%		132,654

Insurance 0.1%
Stellar Parent LLC, Class A Units	100	132,654
Industrials 0.1%		214,340

Machinery 0.1%
Rapid Aggregator LLC	138	122,994
Professional services 0.0%
CPS Investors LP, Class A Units	962	91,346
Information technology 0.1%		200,982

IT services 0.1%
AC BlackPoint Holdings LLC, Class A-1 Units	205	200,982

	Yield (%)		Shares	Value
Short-term investments 7.1%				$12,152,170
(Cost $12,152,170)
Short-term funds 7.1%				12,152,170

Dreyfus Government Cash Management Fund, Institutional Class	4.1200	(E)	6,303,086	6,303,086
Dreyfus Treasury Obligations Cash Management Fund, Institutional Class	4.0700	(E)	5,849,084	5,849,084
Total investments (Cost $347,880,375) 203.0%				$348,068,286
Less unfunded loan commitments (55.7%)				(95,426,108)
Net investments (Cost $252,454,267) 147.3%				$252,642,178
Other assets and liabilities, net (47.3%)				(81,167,905)
Total net assets 100.0%				$171,474,273
The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 9-30-25 (Unaudited)

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

(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.
(E)	The rate shown is the annualized seven-day yield as of 9-30-25.
At
9-30-25,
the aggregate cost of investments for federal income tax purposes was $252,079,007. Net unrealized appreciation aggregated to $563,171, of which $2,161,760 related to gross unrealized appreciation and $1,598,589 related to gross unrealized depreciation.

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

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Assets and Liabilities

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments – Non-controlled/Non-affiliated, at value (Cost $252,454,267 and $165,237,142, at September 30, 2025 and December 31, 2024, respectively)	$252,642,178	$165,834,356
Cash	682,349	753,840
Receivable for investments sold	37,216	57,924
Interest and dividends receivable	1,710,331	1,109,924
Receivable from affiliates	—	23,495
Deferred financing cost	2,441,174	1,830,038
Other assets	3,513,008	—

Total assets	261,026,256	169,609,577

Liabilities
Credit facility payable	83,800,000	53,200,000
Distributions payable	3,360,759	3,179,815
Interest and credit facility expenses payable	1,305,975	906,329
Payables to affiliates:
Management fees payable	117,387	—
Incentive fees payable	724,103	469,067
Accounting and legal services fees	11,392	11,659
Other liabilities and accrued expenses	232,367	373,243

Total liabilities	89,551,983	58,140,113

Net assets	$171,474,273	$111,469,464

Net assets consist of
Paid-in capital	171,369,374	111,369,374
Total distributable earnings (loss)	104,899	100,090

Net assets	$171,474,273	$111,469,464

Net asset value per share Based on net assets and shares outstanding - the Fund has an unlimited number of shares authorized with par value of $0.01 per share.
Class NAV:
Net assets	$171,474,273	$111,469,464
Shares outstanding	8,256,380	5,360,173
Per share	$20.77	$20.80
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest	$6,020,070	$3,120,423	$15,436,669	$7,482,470
Dividends	120,166	105,736	444,493	888,917
Other income	14,180	42,894	81,254	85,499

Total investment income	6,154,416	3,269,053	15,962,416	8,456,886

Expenses
Management fee	542,972	359,982	1,388,939	1,015,120
Incentive fees	533,103	—	1,358,578	—
Accounting and legal services fees	14,735	16,659	38,042	29,747
Interest and credit facility expenses	1,431,931	464,148	3,764,450	940,743
Investment servicing fees	23,817	—	60,215	—
Trustee fees	23,289	19,324	69,883	63,253
Professional fees	124,809	(133,744)	397,179	470,566
Custody and accounting fees	62,256	62,771	192,857	169,323
Transfer Agent	36,992	2,815	119,409	13,367
Printing and postage	12,671	—	41,617	15,215
Organization cost	—	—	—	24,253
Offering cost	—	6,751	—	208,618
Other expenses	45,662	28,967	97,303	56,208

Total expenses	2,852,237	827,673	7,528,472	3,006,413
Less expense reductions	(211,818)	68,454	(678,641)	(851,320)

Net expenses	2,640,419	896,127	6,849,831	2,155,093

Net investment income	3,513,997	2,372,926	9,112,585	6,301,793

Realized and unrealized gain (loss)
Net realized gain (loss) on non-controlled/non-affiliated investments	18,256	54,479	73,329	60,970

Change in net unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	81,104	194,433	(409,303)	979,860

Net realized and unrealized gain (loss)	99,360	248,912	(335,974)	1,040,830

Increase (decrease) in net assets from operations	$3,613,357	$2,621,838	$8,776,611	$7,342,623
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Increase (decrease) in net assets
From operations
Net investment income (loss)	$3,513,997	$2,372,926	$9,112,585	$6,301,793
Net realized gain (loss)	18,256	54,479	73,329	60,970
Change in net unrealized appreciation (depreciation)	81,104	194,433	(409,303)	979,860

Increase (decrease) in net assets resulting from operations	3,613,357	2,621,838	8,776,611	7,342,623

Distributions to common shareholders
From earnings
Class NAV	(3,360,759)	(2,343,253)	(8,771,802)	(5,593,661)
Increase (decrease) from share transactions
Fund shares issued
Class NAV	—	—	60,000,000	45,000,000

Total increase (decrease)	252,598	278,585	60,004,809	46,748,962

Net assets
Beginning of period	171,221,675	112,933,496	111,469,464	66,463,119

End of period	$171,474,273	$113,212,081	$171,474,273	$113,212,081

Share activity
Class NAV shares outstanding
Beginning of period	8,256,380	5,360,173	5,360,173	3,204,574
Shares issued	—	—	2,896,207	2,155,599

End of period	8,256,380	5,360,173	8,256,380	5,360,173

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Cash Flows (Unaudited)

	For the nine months ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$8,776,611	$7,342,623
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Long-term investments purchased	(97,920,079)	(90,536,469)
Long-term investments sold	11,061,711	22,910,425
Net purchases and sales of short-term investments	439,084	7,561,689
Net amortization of premium (discount)	(724,512)	(74,233)
Amortization of deferred financing cost	377,482	190,205
(Increase) decrease in assets:
Receivable for investments sold	20,708	50,418
Interest and dividends receivable	(600,407)	(419,340)
Receivable from affiliates	23,495	221,244
Other assets	(3,513,008)	292,184
Increase (decrease) in liabilities:
Payable to affiliates	372,156	102,808
Interest and credit facility expenses payable	399,646	—
Other liabilities and accrued expenses	(140,876)	(117,624)
Net change in unrealized (appreciation) depreciation of:
non-controlled/non-affiliated investments	409,303	(979,860)
Net realized (gain) loss on:
non-controlled/non-affiliated investments	(73,329)	(60,970)

Net cash provided by (used in) operating activities	($81,092,015)	($53,516,900)

Cash flows from financing activities
Cash distributions to shareholders	($8,590,858)	($4,741,977)
Borrowings under the credit facility	75,700,000	20,000,000
Repayments under the credit facility	(45,100,000)	(5,000,000)
Financing cost paid	(988,618)	(1,533,036)
Proceeds from Fund shares issued	60,000,000	45,000,000

Net cash provided by (used in) financing activities	$81,020,524	$53,724,987

Net increase (decrease) in cash	($71,491)	$208,087
Cash at beginning of period	753,840	95,039

Cash at end of period	$682,349	$303,126
Supplemental disclosure of cash flow information:
Distributions declared for the period	$8,771,802	$5,593,661
Interest paid for the period	($2,370,483)	($96,712)
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
Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with US GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Fund’s audited financial statements and notes related thereto for the year ended December 31, 2024, included in the Fund’s Form
10-K
filing. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or future year or period.
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
The following is a summary of the values by input classification of the Fund’s investments as of September 30, 2025 and December 31, 2024, by major security category or type:

	Total value at 9-30-25	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$239,391,188	—	—	$239,391,188
Equity	1,098,820	—	—	1,098,820
Short-term investments	12,152,170	$12,152,170	—	—

Total investments in securities	$252,642,178	$12,152,170	—	$240,490,008

	Total value at 12-31-24	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$152,865,434	—	—	$152,865,434
Equity	377,668	—	—	377,668
Short-term investments	12,591,254	$12,591,254	—	—

Total investments in securities	$165,834,356	$12,591,254	—	$153,243,102

The Fund holds liabilities for which the carrying amount approximates the fair value for financial statement purposes. As of September 30, 2025 and December 31, 2024, the liability for the Fund’s Credit facility payable on the Consolidated Statements of Assets and Liabilities is categorized as Level 2 within the disclosure hierarchy.
The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value. There were no transfers into or out of Level 3 during the nine months ended September 30, 2025 and year ended December 31, 2024.

Investments in securities	Senior loans	Equity	Total
Beginning balance as of 12-31-24	$152,865,434	$377,668	$153,243,102
Purchases and drawdowns	97,210,062	710,017	97,920,079
Sales and paydowns	(11,061,711)	—	(11,061,711)
Net amortization of (premium) discount	724,512	—	724,512
Realized gain (loss)	73,329	—	73,329
Change in unrealized appreciation (depreciation)	(420,438)	11,135	(409,303)

Ending balance as of 9-30-25	$239,391,188	$1,098,820	$240,490,008

Change in unrealized appreciation (depreciation) at period end*	($391,187)	$11,135	($380,052)

Investments in securities	Senior loans	Equity	Total
Beginning balance as of 12-31-23	$47,912,823	—	$47,912,823
Purchases and drawdowns	118,987,369	$381,798	119,369,167
Sales and paydowns	(14,769,563)	—	(14,769,563)
Net amortization of (premium) discount	541,066	—	541,066
Realized gain (loss)	187,238	—	187,238
Change in unrealized appreciation (depreciation)	6,501	(4,130)	2,371

Ending balance as of 12-31-24	$152,865,434	$377,668	$153,243,102

Change in unrealized appreciation (depreciation) at period end*	$44,162	($4,130)	$40,032

*	Change in unrealized appreciation (depreciation) attributable to Level 3 securities held at the period end.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the Fund’s Level 3 securities are outlined in the tables below as of September 30, 2025 and as of December 31, 2024.

	Fair Value at 9-30-25	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$237,261,248	Discounted cash flow	Discount rate	7.68% - 16.25%	9.39%
Senior Loans	2,129,940	Recent transaction	Transaction price	$99.00	$99.00

	$239,391,188
Equity	$1,098,820	Market Comparable	EV / LTM EBITDA multiple	8.00X - 14.00X	11.64X

	$240,490,008

	Fair Value at 12-31-24	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$130,881,801	Discounted cash flow	Discount rate	8.36% - 13.79%	9.88%
Senior Loans	21,983,633	Recent transaction	Transaction price	$98.00 - $99.75	$98.96

	$152,865,434
Equity	$290,738	Recent transaction	Transaction price	$1,000	$1,000
Equity	86,930	Market Comparable	EV / LTM EBITDA multiple	10.5X	10.5X
		Ownership allocation	Percentage of ownership	1.05%	1.05%

	$377,668

	$153,243,102

*
A weighted average is an average in which each input in the grouping is assigned a weighting before summing to a single average value. The weighting of the input is determined based on a security’s fair value as a percentage of the total fair value.

A change to unobservable inputs of the Fund’s Level 3 securities as of September 30, 2025 and December 31, 2024 could have resulted in changes to the fair value measurement, as follows:

Significant Unobservable Input	Impact to Valuation if input had increased	Impact to Valuation if input had decreased
Discount rate	Decrease	Increase
Transaction price	Increase	Decrease
EV / LTM EBITDA multiple	Increase	Decrease
Percentage of ownership	Increase	Decrease
Due to the inherent uncertainty of determining the fair value of Level 3 investments, the fair value of the investments may differ significantly from the values that would have been used had a ready available market value for such securities existed and may differ materially from the values that may ultimately be received or settled. Further, such investments will generally be subject to legal and other restrictions or otherwise will be less liquid than publicly traded instruments. If the Fund is required to liquidate a portfolio investment in a forced or liquidation sale, the Fund might realize significantly less than the value at which such investment will have previously been recorded. The Fund’s investments will be subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments are traded.

Investments.
The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities). The Fund’s investments (excluding unfunded loan commitments) consisted of the following:

	September 30, 2025		% of Investments at Fair Value	December 31, 2024		% of Investments at Fair Value
	Amortized Cost	Fair Value		Amortized Cost	Fair Value
First-Lien Loans	$239,210,282	$239,391,188	94.8%	$152,264,090	$152,865,434	92.2%
Equity	1,091,815	1,098,820	0.4%	381,798	377,668	0.2%
Other Securities	12,152,170	12,152,170	4.8%	12,591,254	12,591,254	7.6%

Total Investments	$252,454,267	$252,642,178	100%	$165,237,142	$165,834,356	100%

The sector and industry composition of investments at fair value as a percentage of net assets as of September 30, 2025 and December 31, 2024, was as follows:

Sector Composition	as of 9-30-25 (% of net assets)	as of 12-31-24 (% of net assets)
Industrials	74.3	82.9
Consumer discretionary	42.6	30.7
Health care	39.0	41.9
Information technology	12.3	17.9
Consumer staples	12.1	11.5
Financials	8.1	6.8
Materials	7.5	4.0
Short-term investments and other (less unfunded loan commitments)	(95.9)	(95.7)
	100	100
Percentages include unfunded loan commitments.

Industry Composition	as of 9-30-25 (% of net assets)
Health care providers and services	32.5
Commercial services and supplies	24.9
Diversified consumer services	21.6
Trading companies and distributors	19.3
Professional services	15.7
Food products	8.1
Chemicals	7.5
Building products	7.3
Hotels, restaurants and leisure	7.1
IT services	7.0
Distributors	6.7
Health care equipment and supplies	6.5
Software	5.3
Capital markets	4.6

Consumer staples distribution and retail	4.0
Insurance	3.5
Air freight and logistics	2.6
Household durables	2.6
Machinery	2.6
Specialty retail	2.4
Leisure products	2.2
Construction and engineering	1.9
Short-term investments and other (less unfunded loan commitments)	(95.9)
100

Percentages include unfunded loan commitments.

Industry composition	as of 12-31-24 (% of net assets)
Health care providers and services	38.6
Commercial services and supplies	27.3
Trading companies and distributors	26.4
Professional services	14.4
IT services	9.8
Food products	8.8
Software	8.1
Hotels, restaurants and leisure	7.4
Building products	6.9
Diversified consumer services	6.5
Distributors	5.3
Insurance	4.9
Air freight and logistics	4.0
Specialty retail	4.0
Household durables	4.0
Chemicals	4.0
Machinery	3.9
Leisure products	3.5
Health care equipment and supplies	3.3
Consumer staples distribution and retail	2.7
Capital markets	1.9
Short-term investments and other (less unfunded loan commitments)	(95.7)
100

Percentages include unfunded loan commitments.
As of September 30, 2025 and December 31, 2024, 100% of investments held were based in the United States.
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

As of September 30, 2025 and December 31, 2024, the Fund had the following unfunded commitments outstanding:

	September 30, 2025			December 31, 2024
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)
4M Capital, Ltd.	—	$528,000	$3,898	—	$528,000	$1,623
AC Blackpoint Acquisition, Inc.	$1,203,988	508,475	(4,730)	$2,033,898	508,475	(9)
Air Buyer, Inc.	—	340,909	(2,865)	750,000	340,909	(32,009)
All Glass & Window Holdings, Inc.	1,282,051	769,231	(1,060)	—	—	—
American Combustion Industries, Inc.	857,214	59,861	(29,851)	1,005,670	299,307	(2,284)
Bandon Fitness, Inc.	1,725,959	—	(97,207)	1,739,184	114,804	14,226
BCTS Parent LLC	3,704,976	354,484	29,744	824,176	283,587	11,708
Beacon Behavioral Holdings LLC	4,457,729	114,512	(1,539)	2,646,894	114,512	(231)
Beary Landscaping LLC	—	211,268	3,660	422,535	422,535	11,776
BLP Buyer, Inc.	—	141,435	(61)	—	229,839	995
Capital Construction LLC	628,855	508,039	(6,337)	—	508,039	6,891
Chemtron Supply LLC	1,983,585	362,979	13,675	2,333,630	362,979	(175)
CPS Holdco, Inc.	1,498,397	705,128	(1,949)	—	—	—
CRH Healthcare Purchaser, Inc.	489,979	195,992	(28)	—	—	—
DAWGS Intermediate Holding Company	—	333,131	2,246	—	—	—
Diverzify Intermediate LLC	1,371,429	—	(37,046)	1,371,429	—	(20,191)
Eastern Communications Solutions, Inc.	—	1,031,519	3,262	—	1,031,519	(33)
Foodscience LLC	1,634,722	672,222	(14,917)	2,444,444	763,889	(18,860)
Galloway & Company LLC	1,970,228	656,743	18,057	—	—	—
GarageCo Intermediate II LLC	2,289,562	686,869	(4,390)	—	—	—
GSF Buyer LLC	1,361,162	680,581	(1,253)	—	—	—
Health Management Associates, Inc.	—	124,004	2,090	155,005	65,102	4,384
Hill Country Dairies, Inc.	870,968	689,516	(23,995)	870,968	508,065	(19,932)
HMN Acquirer Corp.	1,041,667	625,000	10,837	1,041,667	625,000	(8,169)
Identiti Resources LLC	—	342,824	(120)	—	—	—
Impact Climate Technologies LLC	711,718	—	(12,455)	—	—	—
In Vitro Sciences LLC	—	177,778	(15,057)	7,111	177,778	(11,611)
Integrated Openings Solutions LLC	—	341,209	(742)	4,120,879	303,297	(31,676)
Jetson Buyer, Inc.	—	443,656	(1,074)	—	443,656	(13,834)
Krayden Holdings, Inc.	605,127	465,158	5,570	1,393,071	574,269	9,798
Leap Service Partners LLC	404,594	400,000	7,504	752,941	517,647	13,234
LTC Consulting Services LLC	—	363,636	1,590	—	—	—
Library Associates LTC	—	—	—	—	72,418	638
Lockmasters Security Intermediate, Inc.	—	—	—	878,274	205,895	2,875
M&D Midco, Inc.	1,045,311	434,096	3,971	1,045,311	763,871	3,848
Magic Valley Electric LLC	1,526,252	305,250	2,456	—	—	—
Midwest Eye Services LLC	2,216,430	704,931	19,754	2,812,729	704,931	45,607
O2B Early Education Holding, Inc.	1,361,162	680,581	7,789	—	—	—
OIS Management Services LLC	1,666,322	167,626	24,658	1,185,503	167,626	5,956
P.J. Fitzpatrick LLC	1,416,667	1,062,500	1,073	—	—	—
PAK Quality Foods Acquisition LLC	402,985	179,104	5,453	537,313	313,433	9,755
Pediatric Home Respiratory Services LLC	900,000	320,000	298	900,000	420,000	(19)

PNB Holdings III LLC	1,227,273	654,545	6,289	1,227,273	490,909	2,969
Prestige Backyards LLC	2,090,164	1,393,443	7,481	—	—	—
Purple Cow Buyer LLC	968,949	273,667	6,539	1,041,881	277,835	(516)
QM Buyer, Inc.	1,222,222	611,111	11,284	1,222,222	611,111	(233)
Rapid Buyer LLC	1,295,585	647,793	(17,321)	1,295,585	647,793	(10,299)
Redwood MSO LLC	608,989	168,539	(3,619)	786,517	337,079	(100)
Refocus Management Services LLC	1,792,503	147,368	28,584	680,000	210,526	7,587
Renovation Systems LLC	102,203	—	(1,078)	142,865	68,894	2,810
Rocket Holdco Intermediate II LLC	—	801,887	1,540	—	—	—
RPC TopCo, Inc.	—	545,455	1,482	—	545,455	2,341
Seawolf Buyer LLC	1,041,667	1,041,667	(8,351)	—	—	—
Simon Pearce LLC	—	385,714	273	—	642,857	(245)
Star Logistics & Hospitality Services LLC	1,232,143	321,429	(118,115)	1,232,143	535,714	(32,401)
StartKleen Legacy Holdings LLC	1,282,051	1,025,641	(9,782)	—	—	—
Stellar Buyer LLC	764,901	819,536	11,448	1,639,073	819,536	(12,846)
Steward Partners Global Advisory LLC	4,818,349	879,411	(25,440)	317,951	311,716	10,841
SurfacePrep Buyer LLC	199,136	479,452	8,030	227,397	479,452	10,226
The Smilist DSO LLC	741,262	140,351	(517)	2,086,698	140,351	1,959
TruSource Foods LLC	1,283,019	641,509	(5,563)	—	—	—
VPD Management, Inc.	1,600,764	105,143	(2,012)	2,299,948	137,143	5,715
Vybond Buyer LLC	1,051,402	788,551	(550)	—	—	—
WeLocalize, Inc.	—	236,094	(1,180)	—	354,142	(4,427)
Wildcat Purchaser LLC	873,311	312,735	(3,062)	—	—	—
WWEC Holdings III Corp.	824,818	434,020	16,360	824,818	434,020	15,110
XpressMyself.com LLC	—	233,050	3,822	—	233,050	3,900

Total	$65,649,750	$29,776,358	($182,549)	$46,297,003	$18,648,965	($13,328)

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
Offering and Organization Costs
Organization costs are expensed as incurred. During the three and nine months ended September 30, 2025 and September 30, 2024, the Fund incurred organization costs of $0 and $0, and $0 and $24,253, respectively. Offering costs are accounted for as a deferred charge by the Fund and will be amortized to expense over 12 months from the BDC Election Date. During the three and nine months ended September 30, 2025 and September 30, 2024, $0 and $0, and $6,751 and $208,618, respectively, of offering costs were expensed.
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
The Advisor contractually agrees to limit its management fee for the Fund (excluding any incentive fee) to an annual rate of 1.00% of monthly net assets. This agreement expires on October 3, 2025.
For a one year term beginning on October 4, 2025, the Advisor contractually agrees to reduce the Fund management fee, or, if necessary, make payment to the Fund, in an amount equal to the amount by which the expenses of the Fund, incurred in the ordinary course of the Fund’s business, exceed 0.50% of monthly net assets (on an annualized basis) of the Fund. For purposes of this agreement, “expenses of the Fund” means all expenses of the Fund, excluding: (a) management and incentive fees, (b) interest expense and other borrowing related costs, fees and expenses, (c) Rule
12b-1
fees; (d) any cashiering or other investment servicing fees; (e) litigation and indemnification expenses and other extraordinary expenses not incurred in the ordinary course of the business of the Fund; (f) taxes; (g) short dividends, (h) Acquired Fund Fees and Expenses; (i) class specific expenses; (j) portfolio brokerage commissions; (k) expenses related to, or incurred by, special purpose vehicles or other subsidiaries of the Fund held directly or indirectly by the Fund; (l) expenses, including legal expenses, related to investments of the Fund; and (m) expenses, including legal expenses, related to co-investment
transactions involving the Fund. This agreement expires on October 3, 2026, unless renewed by mutual agreement of the Advisor and the Fund based upon a determination that this is appropriate under the circumstances at that time.
Prior to October 4, 2025, the Advisor contractually agreed to reduce the Fund management fee, or, if necessary, make payment to the Fund, in an amount equal to the amount by which the expenses of the Fund, incurred in the ordinary course of the Fund’s business, exceed 0.50% of monthly net assets (on an annualized basis) of the Fund. For purposes of this agreement, “expenses of the Fund” means all expenses of the Fund, excluding (a) management and incentive fees, (b) interest expense and other borrowing related costs, fees and expenses, (c) taxes, (d) portfolio brokerage commissions, (e) litigation and indemnification expenses and other extraordinary expenses not incurred in the ordinary course of the business of the Fund, (f) short dividends and (g) cashiering or other investment servicing fees.
The expense reductions described above amounted to $211,818 and $678,641 for the three and nine months ended September 30, 2025, respectively.
The expense reductions described above amounted to $(68,454) and $851,320 for the three and nine months ended September 30, 2024, respectively.
Expenses waived or reimbursed in the current fiscal period are not subject to recapture in future fiscal periods.
The management fee, including the impact of the waivers and reimbursements as described above, incurred for the three and nine months ended September 30, 2025, was equivalent to a net annual effective rate of 0.77% and 0.64%, respectively, of the Fund’s average monthly net assets.
The management fee, including the impact of the waivers and reimbursements as described above, incurred for the three and nine months ended September 30, 2024, was equivalent to a net annual effective rate of 1.50% and 0.21% of the Fund’s average monthly net assets.
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
(i) No Incentive Fee on Income will be payable in any calendar quarter in w
h
ich the Fund’s
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
For the three and nine months ended September 30, 2025, the incentive fee amounted to $533,103 and $1,358,578, respectively. As of September 30, 2025 and December 31, 2024, $724,103 and $469,067 remained payable, respectively.
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
These accounting and legal services fees incurred for the three and nine months ended September 30, 2025 amounted to an annual rate of 0.03% and 0.03%, respectively, of the Fund’s average monthly net assets.
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
During the three and nine months ended September 30, 2025, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $43,814,162 and $125,936,706, including unfunded commitments of $16,781,562 and $49,659,599, respectively.
During the three and nine months ended September 30, 2024, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $29,314,665 and $97,363,296, including unfunded commitments of $11,248,706 and $29,269,769, respectively.
Note 5 – Borrowings
On July 26, 2023, the Board and the Fund’s sole shareholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Fund and such election became effective the following day. As a result of this approval, the Fund’s applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200% and the Fund is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of September 30, 2025, the asset coverage ratio was 305%.
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
The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. Borrowings under the JPM Funding Facility will bear interest at Term SOFR or an alternate base rate, in each case plus an applicable margin equal to 2.20% as amended on April 10, 2025, subject to increases for default rate interest from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an upfront fee, an administrative agency fee (removed November 26, 2024) and a commitment fee on the undrawn balance of 0.60% per annum (or, during the March 26, 2024 to March 27, 2025 ramp-up
period, 0.50% per annum) as amended on April 10, 2025 on the average daily unused facility amount.
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

As of September 30, 2025 and December 31, 2024, the Fund had outstanding borrowings of $83,800,000 and $53,200,000 at a weighted average interest rate of 6.46% and 6.80%, respectively, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three and nine months ended September 30, 2025, the average daily outstanding borrowings for the JPM Funding Facility amounted to $66,935,870 and $60,001,465 and the weighted average interest rate was 6.49% and 6.53%, respectively. During the three and nine months ended September 30, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $5,197,183 and $4,386,905 and the weighted average interest rate was 7.78% and 7.89%, respectively.
The Fund recorded the following interest expense, unused commitment fee and other credit facility related fees on the JPM Funding Facility as Interest and credit facility expenses on the Consolidated Statements of Operations during the three and nine months ended September 30, 2025 and September 30, 2024:

	Three months ended		Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest expense	$1,109,423	$79,756	$2,970,986	$161,562
Unused commitment fee and administration fee	181,948	192,542	450,236	384,681
Other credit facility related fees	14,604	116,316	28,227	239,327

	$1,305,975	$388,614	$3,449,449	$785,570

In connection with the JPM Funding Facility, the SPV pays an upfront fee which is deferred and amortized over the life of the JPM Funding Facility using the straight-line method. During the three and nine months ended September 30, 2025, $125,956 and $315,001, respectively, of the upfront fee was expensed and included in Interest and credit facility expenses and $21,678 and $62,480, respectively, of related upfront legal fees was expensed and included in Professional fees and Investment servicing fees on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, $75,534 and $155,173, respectively, of the upfront fee was expensed and included in Interest and credit facility expenses and $20,619 and $35,032, respectively, of related upfront legal fees was expensed and included in Professional fees on the Consolidated Statements of Operations. At September 30, 2025 and December 31, 2024, $2,441,174 and $1,830,038, respectively, of unamortized upfront fee is included in Deferred financing cost on the Consolidated Statements of Assets and Liabilities.
Note 6 – Shares of beneficial interest
At September 30, 2025, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 21.1%, 9.0% and 69.9%, respectively, of the Class NAV shares of beneficial interest outstanding.
At December 31, 2024, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 32.4%, 13.9% and 53.7%, respectively, of the Class NAV shares of beneficial interest outstanding.
Note 7 – Purchase and sale of securities
Purchases and sales of securities, other than short-term investments, for the nine months ended September 30, 2025 and September 30, 2024 was as follows:

Nine months ended September 30, 2025		Nine months ended September 30, 2024
Purchases	Sales	Purchases	Sales
$97,920,079	$11,061,711	$90,536,469	$22,910,425

Note 8 – Consolidated Financial Highlights

	For the nine months ended September 30, 2025 Class NAV		For the nine months ended September 30, 2024 Class NAV
Per share operating performance
Net asset value, beginning of period	$20.80		$20.74
Net investment income (1)	1.28		1.23
Net realized and unrealized gain (loss) on investments	(0.15)		0.19

Total from investment operations	1.13		1.42
Less distributions to common shareholders
From investment income	(1.16)		(1.04)

Total distributions	(1.16)		(1.04)

Net asset value, end of period	$20.77		$21.12

Total return (%) (2)	5.40	% (3)	7.05	% (3)

Ratios and supplemental data
Net assets, end of period (in millions)	$171		$113
Ratios (as a percentage of average net assets):
Expenses before reductions	6.78	% (4)	3.70	% (4)
Expenses including reductions	6.16	% (4)	2.65	% (4)
Interest and credit facility expenses	3.39	% (4)	—
Incentive fees	1.22	% (4)	—
Expenses including reductions (excluding interest and credit facility expenses and incentive fees)	1.55	% (4)	1.50	% (4)
Net investment income	8.20	% (4)	7.75	% (4)
Portfolio turnover	6%		27%
Total debt outstanding end of period (in millions)	$84		$15
Asset coverage per $1,000 of debt, end of period (5)	$3,046		$8,547

(1)	Based on average monthly shares outstanding.
(2)	Total return would have been lower had certain expenses not been reduced during the applicable period.
(3)	Not annualized.
(4)	Annualized.
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
On October 8, 2025, the SPV entered into a Third Amendment to the JPM Funding Facility, which provides for an increase to the maximum loan commitments available under the JPM Funding Facility to $212.5 million, with an option for the Borrower to further increase the maximum loan commitments to $250 million. In addition, the Third Amendment provides for a decrease in the interest rate on borrowings under the JPM Funding Facility from an applicable margin of 2.20% to 2.00%, in each case over Term SOFR or an alternative base rate.
At a meeting held on October 22, 2025, the Board, including a majority of the Trustees who are not “interested persons” (as defined in the 1940 Act) of the Fund, approved a subadvisory agreement for the Fund between the Advisor and Comvest Credit Advisors, LLC. The Board set a shareholder meeting date of November 19, 2025 and record date of September 30, 2025 for Fund shareholders to consider the approval of the subadvisory agreement between the Advisor and Comvest Credit Advisors, LLC.

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

The Advisor oversees (subject to the oversight of the Board) the management of our operations and is responsible for making investment decisions with respect to our portfolio pursuant to the terms of the Investment Advisory Agreement. Under the Investment Advisory Agreement, we have agreed to pay the Advisor an annual management fee as well as an incentive fee based on our investment performance. Subsequent to September 30, 2025, the Board approved a subadvisory agreement between the Advisor and Comvest Credit Advisors, LLC, which will be considered by shareholders at a special meeting of shareholders. See Note 10. Subsequent Events for additional information.

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

Portfolio and Investment Activity

As of September 30, 2025, the Fund had investments, excluding cash equivalents, in 72 portfolio companies across 7 sectors and 22 industries. Based on fair value as of September 30, 2025, 94.8% of the Fund’s fair value was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in Secured Overnight Financing Rate (SOFR). The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of September 30, 2025. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of September 30, 2025, the Fund’s estimated weighted average total yield of investments in debt securities was 9.3%. Weighted average yields are based on interest rates as of September 30, 2025.

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

Our portfolio and investment activity for the nine months ended September 30, 2025 and September 30, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Investments:
Total investments, beginning of period	$165,237,142	$66,716,527
Purchase of investments	97,920,079	90,536,469
Proceeds from principal repayments and sales of investments	(11,061,711)	(22,910,425)
Net purchases and sales of short-term Investments	(439,084)	(7,561,689)
Payment-in-kind interest	—	—
Amortization of premium/accretion of discount, net	724,512	74,233
Net realized gain (loss) on investments	73,329	60,970

Total investments, end of period	$252,454,267	$126,916,085

Portfolio companies at beginning of period	54	26
Number of new portfolio companies funded	20	19
Number of portfolio companies sold or repaid	(2)	(1)
Portfolio companies at end of period	72	44
Count of investments	245	137
Count of industries	22	18

As of September 30, 2025 and December 31, 2024, our investments, excluding unfunded loan commitments, consisted of the following:

	September 30, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$239,210,282	$239,391,188	94.8%	$152,264,090	$152,865,434	92.2%
Equity	1,091,815	1,098,820	0.4%	381,798	377,668	0.2%
Other Securities	12,152,170	12,152,170	4.8%	12,591,254	12,591,254	7.6%

Total Investments	$252,454,267	$252,642,178	100%	$165,237,142	$165,834,356	100%

Portfolio Composition	as of 9-30-25 (% of net assets)	As of 12-31-24 (% of net assets)
Senior loans	195.3	195.4
Equity	0.6	0.3
Short-term investments and other (less unfunded loan commitments)	(95.9)	(95.7)
	100	100

Percentages include unfunded loan commitments.

Sector Composition	as of 9-30-25 (% of net assets)	as of 12-31-24 (% of net assets)
Industrials	74.3	82.9
Consumer discretionary	42.6	30.7
Health care	39.0	41.9
Information technology	12.3	17.9
Consumer staples	12.1	11.5
Financials	8.1	6.8
Materials	7.5	4.0
Short-term investments and other (less unfunded loan commitments)	(95.9)	(95.7)
	100	100

Percentages include unfunded loan commitments.

Industry Composition	as of 9-30-25 (% of net assets)
Health care providers and services	32.5
Commercial services and supplies	24.9
Diversified consumer services	21.6
Trading companies and distributors	19.3
Professional services	15.7
Food products	8.1
Chemicals	7.5
Building products	7.3
Hotels, restaurants and leisure	7.1
IT services	7.0
Distributors	6.7
Health care equipment and supplies	6.5
Software	5.3
Capital markets	4.6
Consumer staples distribution and retail	4.0
Insurance	3.5
Air freight and logistics	2.6
Household durables	2.6
Machinery	2.6
Specialty retail	2.4
Leisure products	2.2
Construction and engineering	1.9
Short-term investments and other (less unfunded loan commitments)	(95.9)
100

Percentages include unfunded loan commitments.

Industry composition	as of 12-31-24 (% of net assets)
Health care providers and services	38.6
Commercial services and supplies	27.3
Trading companies and distributors	26.4
Professional services	14.4
IT services	9.8
Food products	8.8
Software	8.1
Hotels, restaurants and leisure	7.4
Building products	6.9
Diversified consumer services	6.5
Distributors	5.3
Insurance	4.9
Air freight and logistics	4.0
Specialty retail	4.0
Household durables	4.0
Chemicals	4.0
Machinery	3.9
Leisure products	3.5
Health care equipment and supplies	3.3
Consumer staples distribution and retail	2.7
Capital markets	1.9
Short-term investments and other (less unfunded loan commitments)	(95.7)
100

Percentages include unfunded loan commitments.

Top 10 Issuers as of 9-30-25 (% of net assets)
Prestige Backyards LLC	4.9
Seawolf Buyer LLC	4.9
Steward Partners Global Advisory LLC	4.6
LTC Consulting Services LLC	4.3
Beacon Behavioral Holdings LLC	4.2
P.J. Fitzpatrick LLC	4.1
Xenon Arc, Inc.	4.1
Galloway & Company LLC	4.0
AC Blackpoint Acquisition, Inc.	4.0
CPS Holdco, Inc.	3.6
Total	42.7

Cash and short-term investments are not included.

Percentages include unfunded loan commitments.

Top 10 Issuers as of 12-31-24 (% of net assets)
Pediatric Home Respiratory Services LLC	5.4
M&D Midco, Inc.	5.3
The Smilist DSO LLC	5.3
AC Blackpoint Acquisition, Inc	5.3
Eastern Communications Solutions, Inc.	5.3
Redwood MSO LLC	5.3
Midwest Eye Services LLC	5.0
Renovation Systems LLC	4.9
QM Buyer, Inc.	4.9
Foodscience LLC	4.9
Total	51.6

Cash and short-term investments are not included.

Percentages include unfunded loan commitments.

As of September 30, 2025 and December 31, 2024, 100% of investments held were based in the United States.

Results of Operations

Our operating results for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Increase (decrease) in net assets from operations	$3,613,357	$2,621,838	$8,776,611	$7,342,623

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Our investment income for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Investment income
From non-controlled/non-affiliated investments:
Interest	$6,020,070	$3,120,423	$15,436,669	$7,482,470
Dividends	120,166	105,736	444,493	888,917
Other income	14,180	42,894	81,254	85,499

Total investment income	$6,154,416	$3,269,053	$15,962,416	$8,456,886

For the three and nine months ended September 30, 2025 and September 30, 2024, total investment income was driven by the Fund’s deployment of capital and invested balance of investments. The size of the Fund’s investment portfolio at fair value was approximately $252.6 million as of September 30, 2025 and, as of such date, all of the Fund’s debt investments were income-producing.

Interest income on the Fund’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Fund expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of September 30, 2025, all of the Fund’s debt investments were performing and current on their interest payments.

Our expenses for the three and nine months ended September 30, 2025 and September 30, 2024 were as follows:

	For the three months ended		For the nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Expenses
Management fee	$542,972	$359,982	$1,388,939	$1,015,120
Incentive fees	533,103	—	1,358,578	—
Accounting and legal services fees	14,735	16,659	38,042	29,747
Interest and credit facility expenses	1,431,931	464,148	3,764,450	940,743
Investment servicing fees	23,817	—	60,215	—
Trustee fees	23,289	19,324	69,883	63,253
Professional fees	124,809	(133,744)	397,179	470,566
Custody and accounting fees	62,256	62,771	192,857	169,323
Transfer Agent	36,992	2,815	119,409	13,367
Printing and postage	12,671	—	41,617	15,215
Organization cost	—	—	—	24,253
Offering cost	—	6,751	—	208,618
Other expenses	45,662	28,967	97,303	56,208

Total expenses	2,852,237	827,673	7,528,472	3,006,413

Less expense reductions	(211,818)	68,454	(678,641)	(851,320)

Net expenses	$2,640,419	$896,127	$6,849,831	$2,155,093

The Fund has an investment management agreement with the Advisor under which the Fund pays an annual fee rate of 1.25% of monthly net assets. The management fee is payable monthly in arrears. The Advisor contractually agrees to limit its management fee for the Fund (excluding any incentive fee) to an annual rate of 1.00% of monthly net assets. This agreement expires on October 3, 2025.

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

For the three and nine months ended September 30, 2025 and September 30, 2024, the Fund did not incur any excise tax.

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

Equity

For the nine months ended September 30, 2025 and September 30, 2024, we held three closings of our continuous Private Offering. As a result, the total Class NAV shares issued, and proceeds received related to such closings were as follows:

Shares issue date	Class NAV shares issued	Proceeds Received
September 30, 2025
February 3, 2025	716,476	$15,000,000
May 1, 2025	1,451,098	$30,000,000
June 2, 2025	728,633	$15,000,000
September 30, 2024
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

On October 8, 2025, the SPV entered into a Third Amendment to the JPM Funding Facility, which provides for an increase to the maximum loan commitments available under the JPM Funding Facility to $212.5 million, with an option for the Borrower to further increase the maximum loan commitments to $250 million. In addition, the Third Amendment provides for a decrease in the interest rate on borrowings under the JPM Funding Facility from an applicable margin of 2.20% to 2.00%, in each case over Term SOFR or an alternative base rate.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. Borrowings under the JPM Funding Facility will bear interest at Term SOFR or an alternate base rate, in each case plus an applicable margin equal to 2.20% as amended on April 10, 2025, subject to increases for default rate interest from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an upfront fee, an administrative agency fee (removed November 26, 2024) and a commitment fee on the undrawn balance of 0.60% per annum (or, during the March 26, 2024 to March 27, 2025 ramp-up period, 0.50% per annum) as amended on April 10, 2025, on the average daily unused facility amount.

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

As of September 30, 2025 and December 31, 2024, the Fund had outstanding borrowings of $83,800,000 and $53,200,000 at a weighted average interest rate of 6.46% and 6.80%, respectively, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three and nine months ended September 30, 2025, the average daily outstanding borrowings for the JPM Funding Facility amounted to $66,935,870 and $60,001,465 and the weighted average interest rate was 6.49% and 6.53%, respectively. During the three and nine months ended September 30, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $5,197,183 and $4,386,905 and the weighted average interest rate was 7.78% and 7.89%, respectively.

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

As of September 30, 2025 and December 31, 2024, the Fund had the following unfunded commitments outstanding:

	September 30, 2025		December 31, 2024
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Principal on Delayed Draw Term Loan	Principal on Revolver
4M Capital, Ltd.	—	$528,000	—	$528,000
AC Blackpoint Acquisition, Inc.	$1,203,988	508,475	$2,033,898	508,475
Air Buyer, Inc.	—	340,909	750,000	340,909
All Glass & Window Holdings, Inc.	1,282,051	769,231	—	—
American Combustion Industries, Inc.	857,214	59,861	1,005,670	299,307
Bandon Fitness, Inc.	1,725,959	—	1,739,184	114,804
BCTS Parent LLC	3,704,976	354,484	824,176	283,587
Beacon Behavioral Holdings LLC	4,457,729	114,512	2,646,894	114,512
Beary Landscaping LLC	—	211,268	422,535	422,535
BLP Buyer, Inc.	—	141,435	—	229,839
Capital Construction LLC	628,855	508,039	—	508,039
Chemtron Supply LLC	1,983,585	362,979	2,333,630	362,979
CPS Holdco, Inc.	1,498,397	705,128	—	—
CRH Healthcare Purchaser, Inc.	489,979	195,992	—	—
DAWGS Intermediate Holding Company	—	333,131	—	—
Diverzify Intermediate LLC	1,371,429	—	1,371,429	—
Eastern Communications Solutions, Inc.	—	1,031,519	—	1,031,519
Foodscience LLC	1,634,722	672,222	2,444,444	763,889
Galloway & Company LLC	1,970,228	656,743	—	—
GarageCo Intermediate II LLC	2,289,562	686,869	—	—
GSF Buyer LLC	1,361,162	680,581	—	—
Health Management Associates, Inc.	—	124,004	155,005	65,102
Hill Country Dairies, Inc.	870,968	689,516	870,968	508,065
HMN Acquirer Corp.	1,041,667	625,000	1,041,667	625,000
Identiti Resources LLC	—	342,824	—	—
Impact Climate Technologies LLC	711,718	—	—	—

In Vitro Sciences LLC	—	177,778	7,111	177,778
Integrated Openings Solutions LLC	—	341,209	4,120,879	303,297
Jetson Buyer, Inc.	—	443,656	—	443,656
Krayden Holdings, Inc.	605,127	465,158	1,393,071	574,269
Leap Service Partners LLC	404,594	400,000	752,941	517,647
LTC Consulting Services LLC	—	363,636	—	—
Library Associates LTC	—	—	—	72,418
Lockmasters Security Intermediate, Inc.	—	—	878,274	205,895
M&D Midco, Inc.	1,045,311	434,096	1,045,311	763,871
Magic Valley Electric LLC	1,526,252	305,250	—	—
Midwest Eye Services LLC	2,216,430	704,931	2,812,729	704,931
O2B Early Education Holding, Inc.	1,361,162	680,581	—	—
OIS Management Services LLC	1,666,322	167,626	1,185,503	167,626
P.J. Fitzpatrick LLC	1,416,667	1,062,500	—	—
PAK Quality Foods Acquisition LLC	402,985	179,104	537,313	313,433
Pediatric Home Respiratory Services LLC	900,000	320,000	900,000	420,000
PNB Holdings III LLC	1,227,273	654,545	1,227,273	490,909
Prestige Backyards LLC	2,090,164	1,393,443	—	—
Purple Cow Buyer LLC	968,949	273,667	1,041,881	277,835
QM Buyer, Inc.	1,222,222	611,111	1,222,222	611,111
Rapid Buyer LLC	1,295,585	647,793	1,295,585	647,793
Redwood MSO LLC	608,989	168,539	786,517	337,079
Refocus Management Services LLC	1,792,503	147,368	680,000	210,526
Renovation Systems LLC	102,203	—	142,865	68,894
Rocket Holdco Intermediate II LLC	—	801,887	—	—
RPC TopCo, Inc.	—	545,455	—	545,455
Seawolf Buyer LLC	1,041,667	1,041,667	—	—
Simon Pearce LLC	—	385,714	—	642,857
Star Logistics & Hospitality Services LLC	1,232,143	321,429	1,232,143	535,714
StartKleen Legacy Holdings LLC	1,282,051	1,025,641	—	—
Stellar Buyer LLC	764,901	819,536	1,639,073	819,536
Steward Partners Global Advisory LLC	4,818,349	879,411	317,951	311,716
SurfacePrep Buyer LLC	199,136	479,452	227,397	479,452
The Smilist DSO LLC	741,262	140,351	2,086,698	140,351
TruSource Foods LLC	1,283,019	641,509	—	—
VPD Management, Inc.	1,600,764	105,143	2,299,948	137,143
Vybond Buyer LLC	1,051,402	788,551	—	—
WeLocalize, Inc.	—	236,094	—	354,142
Wildcat Purchaser LLC	873,311	312,735	—	—
WWEC Holdings III Corp.	824,818	434,020	824,818	434,020
XpressMyself.com LLC	—	233,050	—	233,050

Total	$65,649,750	$29,776,358	$46,297,003	$18,648,965

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

The following table summarizes the distributions declared on our common shares for the nine months ended September 30, 2025 and September 30, 2024:

Date Declared	Record Date	Payment Date	Dividend Per Share
September 30, 2025
September 29, 2025	September 26, 2025	October 21, 2025	$0.40705
June 27, 2025	June 26, 2025	July 22, 2025	$0.37330
March 28, 2025	March 27, 2025	April 22, 2025	$0.38326
September 30, 2024
March 27, 2024	March 26, 2024	April 19, 2024	$0.20347
June 27, 2024	June 26, 2024	July 22, 2024	$0.40293
September 27, 2024	September 26, 2024	October 21, 2024	$0.43716

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

As of September 30, 2025 and December 31, 2024, no Common Shares were issued pursuant to the DRP.

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

As of September 30, 2025, approximately $240.4 million (principal amount) of our debt portfolio investments (funded positions) bore interest at variable rates, which are generally SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our September 30, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	Interest income	Interest expense	Net income
Up 300 basis points	$7,292,642	$(2,514,000)	$4,778,642
Up 200 basis points	$4,861,761	$(1,676,000)	$3,185,761
Up 100 basis points	$2,430,881	$(838,000)	$1,592,881
Down 100 basis points	$(2,430,881)	$838,000	$(1,592,881)

ITEM 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Based upon their evaluation of the Fund’s disclosure controls and procedures as of September 30, 2025 (the end of the period covered by this report), the Fund’s principal executive officer and principal financial officer have concluded that those disclosure controls and procedures were effective as of September 30, 2025 and provided reasonable assurance that the material information required to be disclosed by the Fund on this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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

Manulife Private Credit Fund

Date: November 12, 2025	By:	/s/ Ian Roke
Name: Ian Roke
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Heidi Knapp
Name: Heidi Knapp
Title: Chief Financial Officer (Principal Financial Officer)