Form 10-K
period 2025-12-31
Manulife Private Credit Fund
filed 2026-02-25
CIK 1988280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
12b-2
of the Exchange Act). Yes ☐ No ☒
As of December 31, 2025, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”).
The number of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of February 2
5
, 2026 was 8,256,380.

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

On July 17, 2023, Manulife International Limited (Hong Kong) and Manufacturers Life Reinsurance Limited (collectively, the “Sponsors”) invested an aggregate of approximately $41.2 million in the Fund (the “Seed Contribution”). The Sponsors received an aggregate of approximately 2.1 million shares of the Fund at $20.00 per share, which represented all the issued and outstanding Class NAV shares of the Fund on that date. Immediately following the closing of the Seed Contribution (the “Initial Closing”), the Fund entered into a purchase agreement with John Hancock Funding Company, LLC to acquire an initial seed portfolio of assets which consisted of approximately $50 million in total par value of senior loan investments, including both funded loans and unfunded commitments. Prior to the BDC Election Date, we conducted our investment activities and operations pursuant to the exclusion from the definition of an “investment company” in Section 3(c)(7) of the 1940 Act.

The Advisor

We are externally managed by the Advisor, Manulife Investment Management Private Markets (US) LLC, a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Advisor is an indirect wholly-owned subsidiary of Manulife, a Canadian-based global financial services group, as discussed below. John Hancock Life Insurance Company (U.S.A.) (“John Hancock”) is also an indirect wholly-owned subsidiary of Manulife. Subject to the overall supervision of the Board of Trustees (the “Board” or “Board of Trustees”), a majority of the members of which are not “interested persons” (as defined in Section 2(a)(19) of the 1940 Act) of the Fund (the “Independent Trustees”), and in accordance with the 1940 Act, the Advisor manages the day-to-day operations of and provides investment advisory and management services to the Fund pursuant to the terms of an investment advisory agreement (the “Investment Advisory Agreement”). Under the terms of the Investment Advisory Agreement, the Advisor (i) determines the composition of the Fund’s portfolio, the nature and timing of the changes to the Fund’s portfolio, and the manner of implementing such changes, (ii) identifies, evaluates, and negotiates the structure of the investments it makes (including performing due diligence on its prospective portfolio investments), (iii) closes, monitors and administers the investments it makes, including the exercise of any voting or consent rights, (iv) when and where applicable, restructures investments it makes, and (v) determines the investments and other assets that it purchases, retains or sells.

The Advisor has the authority to select, contract with and compensate one or more subadvisors to manage all or a portion of the Fund’s portfolio assets, subject to oversight by the Advisor. In this role, the Advisor has supervisory responsibility for managing the investment and reinvestment of the Fund’s portfolio assets through proactive oversight and monitoring of the subadvisor and the Fund. The Advisor is responsible for developing overall investment strategies for the Fund and overseeing and implementing the Fund’s continuous investment programs and provides a variety of advisory oversight and investment research services. The Advisor also provides management and transition services associated with certain Fund events (e.g., strategy, portfolio manager, or subadvisor changes) and coordinates and oversees services provided under other agreements. The Advisor has ultimate responsibility to oversee a subadvisor and recommend to the Board its hiring, termination, and replacement. In this capacity, the Advisor, among other things: (i) monitors the compliance of any subadvisor with the investment objectives and related policies of the Fund; (ii) monitors significant changes that may impact the subadvisor’s overall business and regularly performs due diligence reviews of the subadvisor; (iii) reviews the performance of the subadvisor; and (iv) reports periodically on such performance to the Board. The Advisor employs a team of investment professionals who provide these ongoing research and monitoring services.

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

At a special meeting of shareholders held on November 19, 2025, the shareholders of the Fund approved a new subadvisory agreement between the Advisor and Comvest Credit Advisors, LLC (the “Subadvisor”), with respect to the Fund (the “Subadvisory Agreement”). The Subadvisory Agreement is anticipated to become effective on or around March 1, 2026. The Subadvisor, a registered investment adviser, is a Delaware limited liability company and an affiliate of, and under common control with, the Advisor, as Manulife is the indirect controlling parent company of both the Advisor and the Subadvisor. The Fund’s investment objectives and strategies will not change as a result of the appointment of the Subadvisor as the subadvisor to the Fund. The Subadvisory Agreement will provide that the Subadvisor manages the investment and reinvestment of the assets of the Fund, subject to the supervision of the Board and the Advisor. The Subadvisor will formulate and implement a continuous investment program for the Fund consistent with the Fund’s investment objective and policies. The Subadvisor will implement such program for the Fund by purchases and sales of securities, instruments and other assets (including the placing of orders or the usage of special purpose vehicles for such purchases and sales), entering into derivative transactions to the extent authorized by its registration statement, and managing all cash in the Fund, and will regularly report to the Advisor and the Board with respect to the implementation of such programs. The Subadvisor, at its expense, will furnish all necessary investment and management facilities, including salaries of personnel required for it to execute its duties, as well as administrative facilities, including bookkeeping, clerical personnel, and equipment necessary for the conduct of the investment affairs of the Fund.

Manulife’s equity real estate, commercial mortgage loans and bonds, subordinated real estate debt, private placement debt, mezzanine, private equity, leveraged senior loan, oil and gas, timber and farmland investment activities are collectively branded as Manulife Investment Management Private Markets. U.S. equity real estate, commercial mortgage loan, subordinated real estate debt, private placement and public debt, mezzanine, private equity, and leveraged senior loan investment advisory services are principally offered to third parties through the Advisor. The Advisor is an independent investment advisory firm specializing in the management of a variety of types of investment funds. As of December 31, 2025, the Advisor had approximately $57.5 billion in assets under management.

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

Beginning no earlier than the first quarter of 2026, and at the sole discretion of the Board of Trustees, we intend to commence a share repurchase program in which we intend to offer to repurchase, in each quarter, up to 5% of our Common Shares outstanding (either by number of shares or aggregate NAV) as of the close of the previous calendar quarter. Our Board of Trustees may amend or suspend the share repurchase program if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the 1940 Act. All shares purchased by us pursuant to the terms of each tender offer will be retired and thereafter will be authorized and unissued shares.

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

Management Agreements

Investment Advisory Agreement

Pursuant to the Investment Advisory Agreement, the Advisor is responsible, subject to the supervision of the Board, for formulating a continuous investment program for the Fund. Under the Investment Advisory Agreement, the Fund pays the Advisor fees for investment management services consisting of a management fee (the “Management Fee”), commencing on and after the BDC Election Date, and an incentive fee (the “Incentive Fee”), commencing on and after October 3, 2024. Under the terms of the Investment Advisory Agreement, the Advisor (i) determines the composition of the Fund’s portfolio, the nature and timing of the changes to the Fund’s portfolio, and the manner of implementing such changes, (ii) identifies, evaluates, and negotiates the structure of the investments it makes (including performing due diligence on its prospective portfolio investments), (iii) closes, monitors and administers the investments it makes, including the exercise of any voting or consent rights, (iv) when and where applicable, restructures investments it makes, and (v) determines the investments and other assets that it purchases, retains or sells.

The Advisor has the authority to select, contract with and compensate one or more subadvisors to manage all or a portion of the Fund’s portfolio assets, subject to oversight by the Advisor. In this role, the Advisor has supervisory responsibility for managing the investment and reinvestment of the Fund’s portfolio assets through proactive oversight and monitoring of the subadvisor and the Fund. The Advisor is responsible for developing overall investment strategies for the Fund and overseeing and implementing the Fund’s continuous investment programs and provides a variety of advisory oversight and investment research services. The Advisor also provides management and transition services associated with certain Fund events (e.g., strategy, portfolio manager, or subadvisor changes) and coordinates and oversees services provided under other agreements. The Advisor has ultimate responsibility to oversee a subadvisor and recommend to the Board its hiring, termination, and replacement. In this capacity, the Advisor, among other things: (i) monitors the compliance of any subadvisor with the investment objectives and related policies of the Fund; (ii) monitors significant changes that may impact the subadvisor’s overall business and regularly performs due diligence reviews of the subadvisor; (iii) reviews the performance of the subadvisor; and (iv) reports periodically on such performance to the Board. The Advisor employs a team of investment professionals who provide these ongoing research and monitoring services.

Subadvisory Agreement

At a special meeting of shareholders held on November 19, 2025, the shareholders of the Fund approved the Subadvisory Agreement, which is anticipated to become effective on or around March 1, 2026. The Subadvisory Agreement will provide that the Subadvisor manages the investment and reinvestment of the assets of the Fund, subject to the supervision of the Board and the Advisor. The Subadvisor will formulate and implement a continuous investment program for the Fund consistent with the Fund’s investment objective and policies. The Subadvisor will implement such program for the Fund by purchases and sales of securities, instruments and other assets (including the placing of orders or the usage of special purpose vehicles for such purchases and sales), entering into derivative transactions to the extent authorized by its registration statement, and managing all cash in the Fund, and will regularly report to the Advisor and the Board with respect to the implementation of such programs. The Subadvisor, at its expense, will furnish all necessary investment and management facilities, including salaries of personnel required for it to execute its duties, as well as administrative facilities, including bookkeeping, clerical personnel, and equipment necessary for the conduct of the investment affairs of the Fund. Pursuant to the Subadvisory Agreement, the Subadvisor will receive compensation, which will be paid by the Advisor. The Subadvisor will not be entitled to any portion of the incentive fee that the Advisor may be entitled to receive with respect to the Fund.

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

For a two-year term, beginning on the BDC Election Date and ending on October 3, 2025, the Advisor contractually agreed to reduce its Management Fee to an annual rate of 1.00% of the value of the Fund’s monthly net assets (the “Management Fee Waiver”). The Management Fee Waiver was not revocable during its term and amounts waived pursuant to the Management Fee Waiver are not subject to any right of future recoupment in favor of the Advisor. This agreement expired on October 3, 2025.

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

Board Approval of the Investment Advisory Agreement

The Board held a meeting on October 22, 2025 (the “October Meeting”) to consider and approve the Investment Advisory Agreement and related matters. The Board was provided the information it requires to consider the Investment Advisory Agreement, including, to the extent applicable and available: (a) the nature, quality and extent of the advisory and other services to be provided to the Fund by the Advisor; (b) comparative data with respect to advisory fees or similar expenses paid by other registered closed-end investment companies with similar investment objectives; (c) the Fund’s projected operating expenses and expense ratio compared to registered closed-end investment companies with similar investment objectives; (d) any existing and potential sources of indirect income to the Advisor from its relationship with the Fund and the profitability of that relationship; (e) information about the services to be performed and the personnel performing such services under the Investment Advisory Agreement; (f) the organizational capability and financial condition of the Advisor and its affiliates; (g) the Advisor’s practices regarding the selection and compensation of brokers that may execute the Fund’s portfolio transactions and the brokers’ provision of brokerage and research services to the Advisor; and (h) the possibility of obtaining similar services from other third-party service providers or through an internally managed structure.

The Board, including a majority of Independent Trustees, oversees and monitors the investment performance and will annually review the compensation the Fund pays to the Advisor to determine that the provisions of the Investment Advisory Agreement are carried out.

Board Approval of the Subadvisory Agreement

At the October Meeting, the Board, including a majority of the Independent Trustees, considered and approved the Subadvisory Agreement. In considering the approval of the Subadvisory Agreement, the Board received in advance of the meeting a variety of materials relating to the Fund, the Advisor and the Subadvisor. The Board was also provided with information during oral presentations made at the meeting. The Board took into account its consideration of the factors it considered with its annual evaluation of the Investment Advisory agreement, as well as information presented at other meetings during the year. Throughout the process, the Trustees were afforded the opportunity to ask questions of and request additional information from management. The Board also considered other factors it deemed relevant in its evaluation of the Subadvisory Agreement, including the potential benefits that the Fund, and its shareholders, may realize through having a subadvisor. The Board also considered conditions and trends prevailing generally in the economy, the securities markets and the industry. The Board also considered the affiliation of the Advisor with the Subadvisor following the closing of Manulife’s acquisition of a majority stake of the Subadvisor’s holding company, noting any potential conflicts of interest. The Board did not treat any single factor as determinative, and each Trustee may have attributed different weights to different factors. Throughout the evaluation process, the Board was assisted by Fund counsel and the Independent Trustees were also separately assisted by independent legal counsel. The Board specifically reviewed and analyzed (i) the nature, extent and quality of investment management services to be provided by the Subadvisor; (ii) the Subadvisory Fee and considered that the Fund pays advisory fees to the Advisor, and that, in turn, the Advisor pays the Subadvisory Fee to the Subadvisor and that the Subadvisory Fee has breakpoints as the amount of senior loan investments held by Manulife and its subsidiaries (“Manulife Senior

Loan Assets”) increase; (iii) the Fund’s performance as compared to the Fund’s peer group median and the benchmark index and noted that a majority of the members of the Investment Committee of the Advisor currently managing the Fund will continue to manage the Fund; (iv) the anticipated impact on the profitability of the Advisor and its affiliates as a result of the subadvisor appointment and considered that the Subadvisor may receive an indirect reputational benefit from its relationship with the Fund and, as subadvisor, will gain additional assets under management, which could be perceived positively in the market; (v) information regarding any potential conflicts of interest the Advisor might have in connection with the Fund’s Subadvisory Agreement; and (vi) the extent to which economies of scale would be realized as the Fund grows and as Manulife Senior Loan Assets grow and whether fee levels reflect these economies of scale for the benefit of Fund shareholders.

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

The Service Agreement has an initial term of two years and continues thereafter so long as such continuance is specifically approved at least annually by a majority of the Board and a majority of the Independent Trustees. The Fund or the Advisor may terminate the Service Agreement at any time without penalty on 60 days’ written notice to the other party. The Service Agreement may be amended by mutual written agreement of the parties, without obtaining shareholder approval. The terms of the Service Level Agreement provide that it will remain in effect as long as and only to the extent that the Service Agreement remains in effect.

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

On March 26, 2024 (as amended by that certain First Amendment to Loan and Security Agreement, dated as of November 26, 2024, Second Amendment to Loan and Security Agreement, dated as of April 10, 2025, and Third Amendment to Loan and Security Agreement, dated as of October 8, 2025), Manulife Private Credit Fund SPV, LLC, a wholly owned consolidated subsidiary of the Fund, entered into a Loan and Security Agreement (the JPM Funding Facility), as borrower (the Borrower), with the Fund, as the parent and portfolio manager, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent. The JPM Funding Facility provides a secured credit facility of up to $250 million, with an option for the Borrower to further increase the maximum loan commitments to $250 million, with a reinvestment period ending March 26, 2027 and an initial final maturity date of March 26, 2029, which was extended to November 26, 2029. On October 8, 2025, Manulife Private Credit Fund SPV, LLC entered into a Third Amendment to the JPM Funding Facility, which provides for an increase in the maximum loan commitments available and a decrease in the interest rate on borrowings under the JPM Funding Facility. For further details, see “Note 5 – Borrowings” under “Item 8. Consolidated Financial Statements and Supplementary Data” in the accompanying consolidated financial statements.

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

Exemption from Commodity Pool Operator Registration for the Advisor

Engaging in commodity interest transactions such as swap transactions or futures contracts for us may cause the Advisor to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related Commodity Futures Trading Commission (“CFTC”) regulations. The Advisor has claimed an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us and, therefore, the Advisor is not subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.

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

Dividends and distributions on the Fund’s shares generally are subject to U.S. federal income tax as described herein to the extent they do not exceed the Fund’s realized income and gains, even though such dividends and distributions may economically represent a return of a particular shareholder’s investment. Such distributions are likely to occur in respect of shares purchased at a time when the Fund’s net asset value reflects gains that are either unrealized, or realized but not distributed. Such realized gains may be required to be distributed even when the Fund’s net asset value also reflects unrealized losses. Certain distributions declared in October, November or December to shareholders of record of such month and paid in the following January will be taxed to shareholders as if received on December 31 of the year in which they were declared. In addition, certain other distributions made after the close of a taxable year of the Fund may be “spilled back” and treated as paid by the Fund (except for purposes of the non- deductible 4% U.S. federal excise tax) during such taxable year. In such case, shareholders will be treated as having received such dividends in the taxable year in which the distributions were actually made.

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

The Foreign Account Tax Compliance Act (FATCA), imposes a 30% U.S. withholding tax on certain U.S. source payments, including interest (even if the interest is otherwise exempt from the withholding rules described above), dividends and other fixed or determinable annual or periodical income (“Withholdable Payments”), if paid to a foreign financial institution, unless such institution registers with the IRS and enters into an agreement with the IRS or a governmental authority in its own jurisdiction to collect and provide substantial information regarding U.S. account holders, including certain account holders that are foreign entities with U.S. owners, with such institution. The legislation also generally imposes a withholding tax of 30% on Withholdable Payments made to a non-financial foreign entity unless such entity provides the withholding agent with a certification that it does not have any substantial U.S. owners or a certification identifying the direct and indirect substantial U.S. owners of the entity. These withholding and reporting requirements generally apply to income payments made after June 30, 2014. A withholding tax that would apply to the gross proceeds from the disposition of certain investment property and that was scheduled to go into effect in 2019 would be eliminated by proposed regulations (having an immediate effect while pending). Holders are urged to consult with their own tax advisors regarding the possible implications of this legislation on their investment in the Fund.

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

In response to certain economic conditions, including periods of high inflation, governmental authorities and regulators may respond with significant fiscal and monetary policy changes such as raising interest rates. The Fund may be subject to heightened interest rate risk when the Federal Reserve Board (“Fed”) raises interest rates. Recent and potential future changes in government monetary policy may affect interest rates. It is difficult to accurately predict the timing, frequency or magnitude of potential interest rate increases or decreases by the Fed and the evaluation of macro-economic and other conditions that could cause a change in approach in the future. If the Fed and other central banks increase the federal funds rate and equivalent rates, such increases generally will cause market interest rates to rise and could cause the value of a fund’s investments to decline, potentially suddenly and significantly.

In certain market conditions, governmental authorities and regulators may considerably lower interest rates, which, in some cases could result in negative interest rates. These actions, including their reversal or potential ineffectiveness, could further increase volatility in securities and other financial markets and reduce market liquidity. To the extent the Fund has a bank deposit or holds a debt instrument with a negative interest rate to maturity, the Fund would generate a negative return on that investment. Similarly, negative rates on investments by money market funds and similar cash management products could lead to losses on investments, including on investments of the Fund’s uninvested cash.

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

Government Regulation of Derivatives. The regulation of the U.S. and non-U.S. derivatives markets has undergone substantial change in recent years and such change may continue. In particular, on October 20, 2020, the SEC adopted new regulations governing the use of derivatives by registered funds (“Rule 18f-4” or the “Derivatives Rule”). Funds were required to implement and comply with the Derivatives Rule by August 19, 2022. The Derivatives Rule eliminates the asset segregation framework formerly used by funds to comply with Section 18 of the 1940 Act.

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

Uncertainties surrounding the sovereign debt of a number of European Union (EU) countries and the viability of the EU have disrupted and may in the future disrupt markets in the United States and around the world. If one or more countries leave the EU, as the United Kingdom (UK) did in January of 2020 (commonly referred to as “Brexit”), or the EU dissolves, the global securities markets likely will be significantly disrupted.

A widespread health crisis such as a global pandemic could cause substantial market volatility, exchange trading suspensions and closures, which may lead to less liquidity in certain instruments, industries, sectors or the markets generally, and may ultimately affect the Fund’s performance. For example, the coronavirus (COVID-19) pandemic resulted and may continue to result in significant disruptions to global business activity and market volatility due to disruptions in market access, resource availability, facilities operations, imposition of tariffs, export controls and supply chain disruption, among others. The impact of a health crisis and other epidemics and pandemics that may arise in the future, could affect the global economy in ways that cannot necessarily be foreseen at the present time. A health crisis may exacerbate other pre-existing political, social and economic risks. Any such impact could adversely affect the Fund’s performance, resulting in losses to your investment.

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

Holders

As of February 25, 2026, there were 3 holders of record of our Common Shares.

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

See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Distributions and Dividend Reinvestment Plan” for the distributions declared and payable and amounts received and shares issued to shareholders who have participated in the DRP during the period ended December 31, 2025.

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

The following table sets forth the total shares issued and proceeds received for our Common Shares for the years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023:

Shares issue date	Class NAV shares issued	Proceeds Received
December 31, 2025
February 3, 2025	716,476	$15,000,000
May 1, 2025	1,451,098	$30,000,000
June 2, 2025	728,633	$15,000,000

December 31, 2024
January 2, 2024	723,237	$15,000,000
February 1, 2024	718,284	$15,000,000
March 1, 2024	714,078	$15,000,000
December 31, 2023
July 17, 2023	2,062,345	$41,246,908
November 1, 2023	1,142,229	$23,753,092

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

At a special meeting of shareholders held on November 19, 2025, the shareholders of the Fund approved a new subadvisory agreement between the Advisor and Comvest Credit Advisors, LLC (the “Subadvisor”), with respect to the Fund (the “Subadvisory Agreement”). The Subadvisory Agreement is anticipated to become effective on or around March 1, 2026. The Subadvisor, a registered investment adviser, is a Delaware limited liability company and an affiliate of, and under common control with, the Advisor, as Manulife is the indirect controlling parent company of both the Advisor and the Subadvisor. The Fund’s investment objectives and strategies will not change as a result of the appointment of the Subadvisor as subadvisor to the Fund.

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

Portfolio and Investment Activity

As of December 31, 2025, the Fund had investments, excluding cash equivalents, in 79 portfolio companies across 7 sectors and 22 industries. Based on fair value as of December 31, 2025, 94.4% of the Fund’s investments at fair value was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in Secured Overnight Financing Rate (“SOFR”). The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of December 31, 2025. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of December 31, 2025, the Fund’s estimated weighted average total yield of investments in debt securities was 8.9%. Weighted average yields are based on interest rates as of December 31, 2025.

As of December 31, 2024, the Fund had investments, excluding cash equivalents, in 54 portfolio companies across 7 sectors and 21 industries. Based on fair value as of December 31, 2024, 92.2% of the Fund’s net assets was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in SOFR. The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of December 31, 2024. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of December 31, 2024, the Fund’s estimated weighted average total yield of investments in debt securities was 9.7%. Weighted average yields are based on interest rates as of December 31, 2024.

Our portfolio and investment activity for the years ended December 31, 2025 and December 31, 2024 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the year ended December 31, 2025	For the year ended December 31, 2024
Investments:
Total investments, beginning of period	$165,237,142	$66,716,527
Purchase of investments	162,820,617	119,369,167
Proceeds from principal repayments and sales of investments	(18,819,511)	(14,769,563)
Net purchases and sales of short-term investments	3,811,895	(6,807,293)
Payment-in-kind interest	—	—
Amortization of premium/accretion of discount, net	1,007,814	541,066
Net realized gain (loss) on investments	87,232	187,238
Total investments, end of period	$314,145,189	$165,237,142
Portfolio companies at beginning of period	54	26
Number of new portfolio companies funded	27	31
Number of portfolio companies sold or repaid	(2)	(3)
Portfolio companies at end of period	79	54
Count of investments	266	172
Count of industries	22	21

As of December 31, 2025 and December 31, 2024, our investments, excluding unfunded loan commitments, consisted of the following:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$296,650,225	$296,640,830	94.4%	$152,264,090	$152,865,434	92.2%
Equity	1,091,815	1,126,259	0.4%	381,798	377,668	0.2%
Other Securities	16,403,149	16,403,149	5.2%	12,591,254	12,591,254	7.6%

Total Investments	$314,145,189	$314,170,238	100.0%	$165,237,142	$165,834,356	100.0%

Portfolio Composition
	12-31-25 (% of net assets)	12-31-24 (% of net assets)
Senior loans	235.6	195.4
Equity	0.6	0.3
Short-term investments and other (less unfunded loan commitments)	(136.2)	(95.7)
	100	100

Sector Composition
	12-31-25 (% of net assets)	12-31-24 (% of net assets)
Industrials	85.5	82.9
Consumer discretionary	52.1	30.7
Health care	45.8	41.9
Consumer staples	19.3	11.5
Information technology	18.1	17.9
Financials	7.9	6.8
Materials	7.5	4
Short-term investments and other (less unfunded loan commitments)	(136.2)	(95.7)
	100	100

Industry Composition as of 12-31-25 (% of net assets)
Health care providers and services	39.3
Diversified consumer services	29.0
Commercial services and supplies	25.0
Professional services	21.3
Trading companies and distributors	19.3
Food products	12.7
IT services	10.1
Distributors	8.8
Software	8.0
Machinery	8.0
Building products	7.5
Chemicals	7.5
Hotels, restaurants and leisure	7.1
Consumer staples distribution and retail	6.6
Health care equipment and supplies	6.5
Capital markets	4.6
Insurance	3.3
Air freight and logistics	2.6
Household durables	2.6
Specialty retail	2.4
Leisure products	2.2
Construction and engineering	1.8
Short-term investments and other (less unfunded loan commitments)	(136.2)
100

Percentages include unfunded loan commitments.

Industry Composition as of 12-31-24 (% of net assets)
Health care providers and services	38.6
Commercial services and supplies	27.3
Trading companies and distributors	26.4
Professional services	14.4
IT services	9.8
Food products	8.8
Software	8.1
Hotels, restaurants and leisure	7.4
Building products	6.9
Diversified consumer services	6.5
Distributors	5.3
Insurance	4.9
Air freight and logistics	4.0
Specialty retail	4.0
Household durables	4.0
Chemicals	4.0
Machinery	3.9
Leisure products	3.5
Health care equipment and supplies	3.3
Consumer staples distribution and retail	2.7
Capital markets	1.9
Short-term investments and other (less unfunded loan commitments)	(95.7)
100

Percentages include unfunded loan commitments.

Top 10 Issuers as of 12-31-25 (% of net assets)
Leap Service Partners LLC	5.6
Pediatric Home Respiratory Services LLC	5.5
ToxStrategies LLC	5.5
Eastern Communications Solutions, Inc.	5.5
Perennial Services Group LLC	5.5
Lindstrom LLC	5.4
Prestige Backyards LLC	4.9
Seawolf Buyer LLC	4.9
TruSource Foods LLC	4.8
Steward Partners Global Advisory LLC	4.6
Total	52.2

Cash and cash equivalents are not included.

Percentages include unfunded loan commitments.

Top 10 Issuers as of 12-31-24 (% of net assets)
Pediatric Home Respiratory Services LLC	5.4
M&D Midco, Inc.	5.3
The Smilist DSO LLC	5.3
AC Blackpoint Acquisition, Inc	5.3
Eastern Communications Solutions, Inc.	5.3
Redwood MSO LLC	5.3
Midwest Eye Services LLC	5.0
Renovation Systems LLC	4.9
QM Buyer, Inc.	4.9
Foodscience LLC	4.9
Total	51.6

Cash and short-term investments are not included.

Percentages include unfunded loan commitments.

As of December 31, 2025 and December 31, 2024, 100% of investments held were based in the United States.

Results of Operations

Our operating results for the years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023 were as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	Period from July 17, 2023 (inception) through December 31, 2023
Increase (decrease) in net assets from operations	$12,262,537	$8,779,821	$2,954,688

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Our investment income for the years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023 was as follows:

	For the year ended December 31, 2025	For the year ended December 31, 2024	July 17, 2023 (inception) through December 31, 2023
Investment income
From non-controlled/non-affiliated investments:
Interest	$22,175,951	$11,576,047	$2,246,089
Dividends	583,790	1,001,306	237,287
Other income	137,620	152,905	72,524

Total investment income	$22,897,361	$12,730,258	$2,555,900

For years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023, total investment income was driven by the Fund’s deployment of capital and invested balance of investments. The size of the Fund’s investment portfolio at fair value was approximately $314.2 million, $165.8 million and $67.3 million as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively.

Interest income on the Fund’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Fund expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of December 31, 2025 and December 31, 2024, all of the Fund’s debt investments were performing and current on their interest payments.

Our expenses for the years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023 were as follows:

Expenses	For the year ended December 31, 2025	For the year ended December 31, 2024	Period from July 17, 2023 (inception) through December 31, 2023
Management fee	$1,925,123	$1,373,943	$180,039
Incentive fees	1,876,268	469,067	—
Accounting and legal services fees	54,739	39,999	13,758
Interest and credit facility expenses	5,769,347	2,026,041	—
Investment servicing fees	90,449	—	—
Trustee fees	93,167	90,511	2,656
Professional fees	694,872	698,653	267,018
Custody and accounting fees	303,880	241,356	32,308
Transfer Agent	161,813	16,229	29,261
Printing and postage	139,926	24,275	4,231
Organization cost	—	24,253	504,583
Offering cost	—	209,918	104,697
Other expenses	159,888	119,080	6,529

Total expenses	$11,269,472	$5,333,325	$1,145,080
Less expense reductions	(1,119,581)	(1,193,279)	(906,032)

Net expenses	$10,149,891	$4,140,046	$239,048

The Fund has an investment agreement with the Advisor under which the Fund pays an annual fee rate of 1.25% of monthly net assets. The management fee is payable monthly in arrears. The Advisor had contractually agreed to limit its management fee for the Fund (excluding any incentive fee) to an annual rate of 1.00% of monthly net assets. This agreement expired on October 3, 2025.

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

Expense reductions include contractual management fee waivers. For further details, see “Note 4 – Agreements and transactions with related parties” under “Item 8. Consolidated Financial Statements and Supplementary Data” in the accompanying consolidated financial statements.

Interest and credit facility expenses include interest expense, amortized deferred financing cost, unused commitment fee and utilization fee related to the JPM Funding Facility. Legal fees related to the establishment and amendments to the JPM Funding Facility were capitalized and are being amortized over the life of the facility.

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

For the years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023, the Fund did not incur any excise tax.

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

Equity

For the years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023, we held three, three and two closings of our continuous Private Offering, respectively. As a result, the total Class NAV shares issued and proceeds received related to such closings were as follows:

Shares issue date	Class NAV shares issued	Proceeds Received
December 31, 2025
February 3, 2025	716,476	$15,000,000
May 1, 2025	1,451,098	$30,000,000
June 2, 2025	728,633	$15,000,000
	2,896,207	$60,000,000
December 31, 2024
January 2, 2024	723,237	$15,000,000
February 1, 2024	718,284	$15,000,000
March 1, 2024	714,078	$15,000,000
	2,155,599	$45,000,000
December 31, 2023
July 17, 2023	2,062,345	$41,246,908
November 1, 2023	1,142,229	$23,753,092
	3,204,574	$65,000,000

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

JPM Funding Facility

On March 26, 2024, Manulife Private Credit Fund SPV, LLC (the “SPV”), a wholly owned consolidated subsidiary of the Fund, entered into a Loan and Security Agreement (the JPM Funding Facility), as borrower (the Borrower), with the Fund, as the parent and portfolio manager, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of up to $150 million with a reinvestment period ending March 26, 2027 and an initial final maturity date of March 26, 2029 . The JPM Funding Facility also provides for a feature that allows the Borrower, subject to certain conditions, to increase the overall size of the JPM Funding Facility to a maximum of $500 million. In addition, on March 26, 2024, the Fund, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which Borrower will either purchase certain corporate loans or receive contributions of cash or such corporate loans (collectively, the Loans), from time to time, originated by the Fund or its affiliates.

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

On October 8, 2025, the SPV entered into a Third Amendment to the JPM Funding Facility, which provides an increase to the maximum loan commitments available under the JPM Funding Facility to $212.5 million, with an option for the Borrower to further increase the maximum loan commitments to $250 million. In addition, the Third Amendment provides for a decrease in the interest rate on borrowings under the JPM Funding Facility from an applicable margin of 2.20% to 2.00%, in each case over Term SOFR or an alternative base rate. On October 10, 2025, the SPV elected to increase the maximum loan commitments to $250 million.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. Borrowings under the JPM Funding Facility will bear interest at Term SOFR or an alternate base rate, in each case plus an applicable margin equal to 2.00% as amended on October 8, 2025, subject to increases for default rate interest from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an upfront fee, an administrative agency fee (removed November 26, 2024) and a commitment fee on the undrawn balance of 0.60% per annum (or, during the March 26, 2024 to March 27, 2025 ramp-up period, 0.50% per annum) as amended on April 10, 2025, on the average daily unused facility amount.

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

As of December 31, 2025 and December 31, 2024, the Fund had outstanding borrowings of $141,500,000 and $53,200,000 at a weighted average interest rate of 5.91% and 6.80%, respectively, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the years ended December 31, 2025 and December 31, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $73,413,880 and $12,680,385, and the weighted average interest rate was 6.32% and 7.32%, respectively.

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

As of December 31, 2025 and December 31, 2024, the Fund had the following unfunded commitments outstanding:

	December 31, 2025		December 31, 2024
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Principal on Delayed Draw Term Loan	Principal on Revolver
4M Capital, Ltd.	—	$528,000	—	$528,000
AC Blackpoint Acquisition, Inc.	$1,203,988	508,475	$2,033,898	508,475
Air Buyer, Inc.	—	112,500	750,000	340,909
All Glass & Window Holdings, Inc.	1,282,051	769,231	—	—
American Combustion Industries, Inc.	857,214	59,861	1,005,670	299,307
ARC Health Operating Company LLC	2,513,362	768,142	—	—
Bandon Fitness, Inc.	1,725,959	—	1,739,184	114,804
BCTS Parent LLC	3,311,498	354,484	824,176	283,587
Beacon Behavioral Holdings LLC	4,073,082	114,512	2,646,894	114,512
Beary Landscaping LLC	—	228,169	422,535	422,535
BLP Buyer, Inc.	—	68,855	—	229,839
Capital Construction LLC	—	508,039	—	508,039
Chemtron Supply LLC	1,983,585	362,979	2,333,630	362,979
Chime Holdco LLC	—	496,966	—	—
CPS Holdco, Inc.	1,315,064	705,128	—	—
CRH Healthcare Purchaser, Inc.	489,979	195,992	—	—
DAWGS Intermediate Holding Company	—	317,989	—	—
Diverzify Intermediate LLC	1,371,429	—	1,371,429	—
Eastern Communications Solutions, Inc.	—	1,031,519	—	1,031,519
Foodscience LLC	1,634,722	672,222	2,444,444	763,889
Galloway & Company LLC	1,970,228	656,743	—	—
GarageCo Intermediate II LLC	2,289,562	686,869	—	—
GSF Buyer LLC	1,361,162	680,581	—	—
Health Management Associates, Inc.	—	124,004	155,005	65,102
Hill Country Dairies, Inc.	870,968	725,806	870,968	508,065
HMN Acquirer Corp.	1,041,667	625,000	1,041,667	625,000
Hy-Tek Opco LLC	—	851,942	—	—
Identiti Resources LLC	—	335,120	—	—
Impact Climate Technologies LLC	626,312	—	—	—
In Vitro Sciences LLC	—	71,111	7,111	177,778
Integrated Openings Solutions LLC	—	265,385	4,120,879	303,297
Jetson Buyer, Inc.	—	443,656	—	443,656
Krayden Holdings, Inc.	605,127	388,206	1,393,071	574,269
Leap Service Partners LLC	1,294,141	588,235	752,941	517,647
Library Associates LLC	—	—	—	72,418
Lindstrom LLC	—	766,387	—	—
Lockmasters Security Intermediate, Inc.	—	—	878,274	205,895
LTC Consulting Services LLC	—	454,545	—	—
M&D Midco, Inc.	1,045,311	348,160	1,045,311	763,871
Magic Valley Electric LLC	1,526,252	305,250	—	—

Midwest Eye Services LLC	2,216,430	704,931	2,812,729	704,931
O2B Early Education Holding, Inc.	1,361,162	680,581	—	—
OIS Management Services LLC	519,146	167,626	1,185,503	167,626
P.J. Fitzpatrick LLC	1,416,667	1,062,500	537,313	313,433
PAK Quality Foods Acquisition LLC	—	89,552	900,000	420,000
Pediatric Home Respiratory Services LLC	900,000	500,000	—	—
Perennial Services Group LLC	3,628,006	712,164	1,227,273	490,909
PNB Holdings III LLC	1,227,273	818,182	—	—
Prestige Backyards LLC	2,090,164	1,309,836	1,041,881	277,835
Purple Cow Buyer LLC	910,604	218,100	1,222,222	611,111
QM Buyer, Inc.	1,222,222	611,111	1,295,585	647,793
Rapid Buyer LLC	1,295,585	647,793	786,517	337,079
Redwood MSO LLC	264,405	236,588	680,000	210,526
Refocus Management Services LLC	1,308,165	147,368	142,865	68,894
Renovation Systems LLC	102,203		—	—
Rocket Holdco Intermediate II LLC	—	801,887	—	545,455
RPC TopCo, Inc.	—	545,455	—	—
Seawolf Buyer LLC	1,041,667	1,041,667	—	642,857
Simon Pearce LLC	—	642,857	1,232,143	535,714
Star Logistics & Hospitality Services LLC	1,232,143	321,429	1,639,073	819,536
StartKleen Legacy Holdings LLC	1,282,051	1,025,641	317,951	311,716
Stellar Buyer LLC	764,901	819,536	227,397	479,452
Steward Partners Global Advisory LLC	4,506,577	955,881	2,086,698	140,351
SurfacePrep Buyer LLC	199,136	479,452	—	—
The Smilist DSO LLC	331,422	140,351	—	—
ToxStrategies LLC	570,228	798,319	2,299,948	137,143
TruSource Foods LLC	1,109,256	304,717	—	—
VPD Management, Inc.	1,527,165	4,571	—	354,142
Vybond Buyer LLC	1,051,402	788,551	—	—
WeLocalize, Inc.	—	134,911	—	—
Wheat Holdings LLC	2,742,268	979,381	824,818	434,020
Wildcat Purchaser LLC	815,455	312,735	—	233,050
WWEC Holdings III Corp.	824,818	434,020	—	—
XpressMyself.com LLC	—	233,050	—	—
Total	$70,853,184	$34,790,806	$46,297,003	$18,648,965

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

The following table summarizes distributions declared during the years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023:

Date Declared	Record Date	Payment Date	Dividend Per Share
December 31, 2025
March 28, 2025	March 27, 2025	April 22, 2025	$0.3833
June 27, 2025	June 26, 2025	July 22, 2025	$0.3733
September 29, 2025	September 26, 2025	October 21, 2025	$0.4071
December 30, 2025	December 29, 2025	January 23, 2026	$0.5075
December 31, 2024
March 27, 2024	March 26, 2024	April 19, 2024	$0.2035
June 27, 2024	June 26, 2024	July 22, 2024	$0.4029
September 27, 2024	September 26, 2024	October 21, 2024	$0.4372
December 30, 2024	December 27, 2024	January 23, 2025	$0.5932
December 31, 2023
December 28, 2023	December 27, 2023	January 23, 2024	$0.4700

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

As of December 31, 2025 and December 31, 2024, no Common Shares were issued pursuant to the DRP.

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

As of December 31, 2025, approximately $301.0 million (principal amount) of our debt portfolio investments (funded positions) bore interest at variable rates, which are generally SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our December 31, 2025 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	Interest income	Interest expense	Net income
Up 300 basis points	$9,028,656	$(4,245,000)	$4,783,656
Up 200 basis points	$6,019,104	$(2,830,000)	$3,189,104
Up 100 basis points	$3,009,552	$(1,415,000)	$1,594,552
Down 100 basis points	$(3,009,552)	$1,415,000	$(1,594,552)

Item 8. Consolidated Financial Statements and Supplementary Data.
INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	75

Consolidated Schedule of Investments as of December 31, 2025 and December 31, 2024	76

Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	96

Consolidated Statements of Operations for the years ended December 31, 2025 and December 31, 2024 and for the period July 17, 2023 (inception) to December 31, 2023	97

Consolidated Statements of Changes in Net Assets for the years ended December 31, 2025 and December 31, 2024 and for the period July 17, 2023 (inception) to December 31, 2023	98

Consolidated Statements of Cash Flows for the years ended December 31, 2025 and December 31, 2024 and for the period July 17, 2023 (inception) to December 31, 2023	99

Notes to Consolidated Financial Statements	100

Federal Income Tax Information (Unaudited)	117

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees of Manulife Private Credit Fund
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of assets and liabilities of Manulife Private Credit Fund (the “Fund”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2025 and the period from July 17, 2023 (inception) through December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Fund at December 31, 2025 and 2024, and the consolidated results of its operations, changes in its net assets, and its cash flows for each of the two years in the period ended December 31, 2025 and the period from July 17, 2023 (inception) through December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of December 31, 2025 and 2024, by correspondence with the custodian, brokers and others. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the auditor of the Fund since 2023.
Boston, Massachusetts
February 2
5
, 2026

Manulife Private Credit Fund
Consolidated Schedule of Investments
12-31-25

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated Senior loans (A)(B) 235.6%				$402,284,820
(Cost $402,294,215)
Consumer discretionary 51.8%				88,399,752

Distributors 8.8%
All Glass & Window Holdings, Inc., Delayed Draw Term Loan (C)	—	03-26-31	1,282,051	1,272,436
All Glass & Window Holdings, Inc., Revolver (C)	—	03-26-31	769,231	763,462
All Glass & Window Holdings, Inc., Term Loan (1 month CME Term SOFR + 5.000%) (D)	8.727	03-26-31	3,615,923	3,588,803
Eastern Communications Solutions, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	12-30-30	3,515,964	3,489,594
Eastern Communications Solutions, Inc., Revolver (C)	—	12-30-30	1,031,519	1,023,782
Eastern Communications Solutions, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	12-30-30	4,918,797	4,881,906
Diversified consumer services 28.8%
Capital Construction LLC, 3rd Amendment Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.885	10-22-26	410,585	404,426
Capital Construction LLC, Add-On Delayed Draw Term Loan (1, 3 and 6 month CME Term SOFR + 5.750%) (D)	9.796	10-22-26	494,568	487,149
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.723	10-22-26	323,278	318,429
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.723	10-22-26	1,122,406	1,105,569
Capital Construction LLC, Delayed Draw Term Loan A (3 month CME Term SOFR + 5.750%) (D)	9.885	10-22-26	217,241	213,982
Capital Construction LLC, Revolver (C)	—	10-22-26	508,039	500,418
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.723	10-22-26	828,016	815,596
GarageCo Intermediate II LLC, Delayed Draw Term Loan (C)	—	08-02-32	2,289,562	2,278,114
GarageCo Intermediate II LLC, Revolver (C)	—	08-02-32	686,869	683,434
GarageCo Intermediate II LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	8.104	08-02-32	1,556,902	1,549,118
Impact Climate Technologies LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 8.078%) (C)	9.845	04-04-30	711,718	701,043
Impact Climate Technologies LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.085	04-04-30	2,010,605	1,980,446
Leap Service Partners LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%)	9.029	03-15-29	1,737,112	1,737,112
Leap Service Partners LLC, Delayed Draw Term Loan B (3 month CME Term SOFR + 5.250%) (C)	9.065	03-15-29	2,013,867	2,013,867
Leap Service Partners LLC, Delayed Draw Term Loan C (3 month CME Term SOFR + 5.250%) (C)	8.936	03-15-29	3,529,477	3,529,477
Leap Service Partners LLC, Revolver (C)	—	03-15-29	588,235	588,235
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.132	03-15-29	1,617,722	1,617,722
O2B Early Education Holding, Inc., Delayed Draw Term Loan (C)	—	05-29-31	1,361,162	1,357,759
O2B Early Education Holding, Inc., Revolver (C)	—	05-29-31	680,581	678,879
O2B Early Education Holding, Inc., Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.216	05-29-31	2,031,534	2,026,455
P.J. Fitzpatrick LLC, Delayed Draw Term Loan (C)	—	08-01-31	1,416,667	1,402,500
P.J. Fitzpatrick LLC, Revolver (C)	—	08-01-31	1,062,500	1,051,875
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-25

	Rate (%)	Maturity date	Par value^	Value
Consumer discretionary (continued)
Diversified consumer services (continued)
P.J. Fitzpatrick LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.604	08-01-31	4,380,688	$4,336,881
Perennial Services Group LLC, Delayed Draw Term Loan (C)	—	12-23-32	3,628,006	3,609,866
Perennial Services Group LLC, Revolver (3 month CME Term SOFR + 4.500%) (C)	8.185	12-23-32	806,223	798,161
Perennial Services Group LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.185	12-23-32	4,971,711	4,921,994
Prestige Backyards LLC, Delayed Draw Term Loan (C)	—	08-07-31	2,090,164	2,064,037
Prestige Backyards LLC, Revolver ( Prime rate + 4.000%) (C)	10.750	08-07-31	1,393,443	1,376,025
Prestige Backyards LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	8.730	08-07-31	5,016,393	4,953,689
Hotels, restaurants and leisure 7.0%
Bandon Fitness, Inc., 4th Amendment Delayed Draw Term Loan (C)	—	07-27-28	1,705,489	1,590,368
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000% and 0.500% PIK) (C)	10.526	07-27-28	562,996	524,993
Bandon Fitness, Inc., Revolver (3 month CME Term SOFR + 6.000% and 0.500% PIK)	10.510	07-27-28	114,998	107,236
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000% and 0.500% PIK) (D)	10.490	07-27-28	1,451,967	1,353,959
Rocket Holdco Intermediate II LLC, Revolver (C)	—	06-17-31	801,887	795,873
Rocket Holdco Intermediate II LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.172	06-17-31	3,446,830	3,420,979
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	8.973	06-18-29	1,603,393	1,467,104
Star Logistics & Hospitality Services LLC, Revolver (3 month CME Term SOFR + 5.250%) (C)	9.108	06-18-29	535,714	490,179
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.951	06-18-29	2,321,786	2,124,434
Household durables 2.6%
Simon Pearce LLC, Revolver (C)	—	10-21-30	642,857	636,429
Simon Pearce LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.590	10-21-30	3,818,571	3,780,386
Leisure products 2.2%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	528,000
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	06-18-27	3,283,933	3,283,933
Specialty retail 2.4%
RPC TopCo, Inc., Revolver (C)	—	09-02-31	545,455	540,000
RPC TopCo, Inc., Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.622	09-02-31	3,670,341	3,633,638
Consumer staples 19.2%				32,764,553

Consumer staples distribution and retail 6.6%
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (C)	9.576	12-28-29	535,970	535,970
PAK Quality Foods Acquisition LLC, Revolver (1 month CME Term SOFR + 5.750%) (C)	9.576	12-28-29	313,433	313,433
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-25

	Rate (%)	Maturity date	Par value^	Value
Consumer staples (continued)
Consumer staples distribution and retail (continued)
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.576	12-28-29	2,084,507	$2,084,507
TruSource Foods LLC, Delayed Draw Term Loan (C)	—	08-01-31	1,109,256	1,092,618
TruSource Foods LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	8.672	08-01-31	1,283,019	1,263,774
TruSource Foods LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	8.708	08-01-31	641,509	631,887
TruSource Foods LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.756	08-01-31	5,354,468	5,274,151
Food products 12.6%
Foodscience LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 4.750%) (C)	8.358	11-14-31	2,438,601	2,408,118
Foodscience LLC, Revolver (6 month CME Term SOFR + 4.750%) (C)	8.594	11-14-31	763,889	754,340
Foodscience LLC, Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.622	11-14-31	2,268,750	2,240,391
GSF Buyer LLC, Delayed Draw Term Loan (C)	—	04-30-31	1,361,162	1,350,953
GSF Buyer LLC, Revolver (C)	—	04-30-31	680,581	675,476
GSF Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.840	04-30-31	2,031,534	2,016,297
Hill Country Dairies, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	8.822	08-01-30	1,088,710	1,064,214
Hill Country Dairies, Inc., Revolver (C)	—	08-01-30	725,806	709,476
Hill Country Dairies, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.822	08-01-30	2,651,915	2,592,247
Wheat Holdings LLC, Delayed Draw Term Loan (C)	—	10-15-30	2,742,268	2,714,845
Wheat Holdings LLC, Revolver (C)	—	10-15-30	979,381	969,588
Wheat Holdings LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	8.155	10-15-30	4,113,402	4,072,268
Financials 7.9%				13,558,678

Capital markets 4.6%
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.466	10-13-28	921,484	909,965
Steward Partners Global Advisory LLC, Delayed Draw Term Loan C (1 month CME Term SOFR + 4.750%) (C)	8.466	10-13-28	5,152,417	5,088,012
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	955,881	943,933
Steward Partners Global Advisory LLC, Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.466	10-13-28	904,756	893,447
Insurance 3.3%
Stellar Buyer LLC, 1st Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	11-12-30	391,776	388,838
Stellar Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	8.672	11-12-30	1,634,429	1,622,171
Stellar Buyer LLC, Revolver (C)	—	11-12-30	819,536	813,390
Stellar Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	11-12-30	2,920,828	2,898,922
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-25

	Rate (%)	Maturity date	Par value^	Value
Health care 45.8%				$78,171,260

Health care equipment and supplies 6.5%
CPC/Cirtec Holdings, Inc., Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	01-30-29	1,581,940	1,581,940
CPC/Cirtec Holdings, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	01-30-29	2,120,489	2,120,489
LTC Consulting Services LLC, Revolver (C)	—	05-01-31	454,545	452,273
LTC Consulting Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.726	05-01-31	7,010,227	6,975,176
Health care providers and services 39.3%
ARC Health Operating Company LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.637	10-10-30	3,256,923	3,216,212
ARC Health Operating Company LLC, Revolver (C)	—	10-10-30	768,142	758,541
ARC Health Operating Company LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	10-10-30	3,800,461	3,752,955
Beacon Behavioral Holdings LLC, Add-On Delayed Draw Term Loan (C)	—	06-21-29	2,805,702	2,784,659
Beacon Behavioral Holdings LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.186	06-21-29	3,245,170	3,220,831
Beacon Behavioral Holdings LLC, Revolver (C)	—	06-21-29	114,512	113,653
Beacon Behavioral Holdings LLC, Term Loan (15.000% PIK )	15.000	06-21-30	1,172,744	1,166,880
CRH Healthcare Purchaser, Inc., Delayed Draw Term Loan (C)	—	09-17-31	489,979	486,305
CRH Healthcare Purchaser, Inc., Revolver (C)	—	09-17-31	195,992	194,522
CRH Healthcare Purchaser, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.922	09-17-31	2,150,519	2,134,391
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 7.000%)	10.831	02-28-29	691,680	644,992
In Vitro Sciences LLC, Revolver (3 month CME Term SOFR + 7.000%) (C)	11.218	02-28-29	177,778	165,778
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 7.000%) (D)	10.831	02-28-29	3,056,667	2,850,342
Midwest Eye Services LLC, Delayed Draw Term Loan A (3 month CME Term SOFR + 4.500%) (D)	8.322	08-20-27	1,227,724	1,227,724
Midwest Eye Services LLC, Delayed Draw Term Loan B (3 month CME Term SOFR + 4.500%) (C)	8.322	08-20-27	2,809,803	2,809,803
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	704,931	704,931
Midwest Eye Services LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.322	08-20-27	729,343	729,343
OIS Management Services LLC, 3rd Amendment Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.464	11-16-28	949,430	956,551
OIS Management Services LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)(D)	8.478	11-16-28	2,327,008	2,344,460
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	11-16-28	545,165	549,254
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	11-16-28	1,412,809	1,423,405
Pediatric Home Respiratory Services LLC, Add-On Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.099	12-23-30	3,523,000	3,514,193
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-25

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (C)	—	12-23-30	900,000	$897,750
Pediatric Home Respiratory Services LLC, Revolver (C)	—	12-23-30	500,000	498,750
Pediatric Home Respiratory Services LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.099	12-23-30	4,565,500	4,554,086
Redwood MSO LLC, Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.500%) (C)	9.192	12-20-29	785,421	773,640
Redwood MSO LLC, Revolver (Prime rate + 4.500% and 3 month CME Term SOFR + 5.500%) (C)	10.321	12-20-29	337,079	332,022
Redwood MSO LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.172	12-20-29	4,827,640	4,755,226
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.307	02-14-29	2,260,907	2,243,950
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.384	02-14-29	1,044,453	1,036,619
Refocus Management Services LLC, Revolver (3 month CME Term SOFR + 5.500%) (C)	9.442	02-14-29	210,526	208,947
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.272	02-14-29	2,688,947	2,668,780
The Smilist DSO LLC, 2024-1 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.672	04-04-29	691,442	698,357
The Smilist DSO LLC, 2024-2 Delayed Draw Term Loan (12 month CME Term SOFR + 6.000%) (D)	9.672	04-04-29	555,283	560,836
The Smilist DSO LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	8.929	04-04-29	2,001,859	1,981,841
The Smilist DSO LLC, Revolver (C)	—	04-04-29	140,351	140,351
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.672	04-04-29	2,557,544	2,583,119
VPD Management, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (C)	9.422	11-02-27	3,017,605	2,994,973
VPD Management, Inc., Revolver (Prime rate + 4.750% and 3 month CME Term SOFR + 5.750%) (C)	9.850	11-02-27	228,571	226,857
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.422	11-02-27	732,857	727,361
Wildcat Purchaser LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.685	05-08-31	937,953	928,574
Wildcat Purchaser LLC, Revolver (C)	—	05-08-31	312,735	309,607
Wildcat Purchaser LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.672	05-08-31	2,022,611	2,002,385
Industrials 85.4%				145,908,205

Air freight and logistics 2.6%
PNB Holdings III LLC, Delayed Draw Term Loan (C)	—	09-17-30	1,227,273	1,224,205
PNB Holdings III LLC, Revolver (C)	—	09-17-30	818,182	816,136
PNB Holdings III LLC, Term Loan (6 month CME Term SOFR + 4.500%) (D)	8.508	09-17-30	2,423,864	2,417,804
Building products 7.5%
DAWGS Intermediate Holding Company, Revolver (3 month CME Term SOFR + 4.500%) (C)	8.257	03-28-31	378,558	377,612
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-25

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Building products (continued)
DAWGS Intermediate Holding Company, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.172	03-28-31	1,532,935	$1,529,102
Integrated Openings Solutions LLC, 4th Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.985	11-20-29	273,765	270,343
Integrated Openings Solutions LLC, 5th Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.985	11-20-29	360,200	355,698
Integrated Openings Solutions LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.985	11-20-29	4,109,032	4,057,669
Integrated Openings Solutions LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	8.930	11-20-29	379,121	374,382
Vybond Buyer LLC, Delayed Draw Term Loan (C)	—	02-03-32	1,051,402	1,043,516
Vybond Buyer LLC, Revolver (C)	—	02-03-32	788,551	782,637
Vybond Buyer LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	02-03-32	4,139,246	4,108,202
Commercial services and supplies 25.0%
Air Buyer, Inc., Revolver ( Prime rate + 4.500%) (C)	11.250	07-23-30	340,909	328,977
Air Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.360	07-23-30	3,366,477	3,248,651
American Combustion Industries, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 5.250%) (D)	9.066	08-31-28	804,177	782,062
American Combustion Industries, Inc., Delayed Draw Term Loan B (1 month CME Term SOFR + 5.250%) (C)	9.066	08-31-28	957,027	930,709
American Combustion Industries, Inc., Revolver (1 month CME Term SOFR + 5.250%) (C)	9.066	08-31-28	359,168	349,291
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.250%) (D)	9.066	08-31-28	2,339,325	2,274,993
BCTS Parent LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	8.808	12-26-29	971,965	971,965
BCTS Parent LLC, Incremental Delayed Draw Term Loan (C)	—	12-26-29	2,880,800	2,880,800
BCTS Parent LLC, Revolver (C)	—	12-26-29	354,484	354,484
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.822	12-26-29	1,389,578	1,389,578
Beary Landscaping LLC, 3rd Amendment Term Loan A (6 month CME Term SOFR + 5.250%) (D)	9.310	12-21-29	669,996	669,996
Beary Landscaping LLC, 4th Amendment Term Loan A (1 month CME Term SOFR + 5.250%) (D)	9.068	12-21-29	373,784	373,784
Beary Landscaping LLC, Delayed Draw Term Loan (1 and 6 month CME Term SOFR + 5.250%)	9.099	12-21-29	419,366	419,366
Beary Landscaping LLC, Revolver (Prime rate + 4.250% and 1 and 6 month CME Term SOFR + 5.250%) (C)	9.616	12-21-29	422,535	422,535
Beary Landscaping LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.072	12-21-29	2,111,831	2,111,831
Diverzify Intermediate LLC, Delayed Draw Term Loan (C)	—	05-11-27	1,371,429	1,323,429
Diverzify Intermediate LLC, Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.745	05-11-27	2,595,714	2,504,864
Identiti Resources LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	8.712	11-01-29	385,195	381,343
Identiti Resources LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	8.716	11-01-29	4,475,383	4,430,629
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-25

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
Renovation Systems LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.672	01-24-28	1,086,026	$1,050,730
Renovation Systems LLC, Add-On Delayed Draw Term Loan D (3 month CME Term SOFR + 6.000%) (C)	10.081	01-24-28	273,218	264,339
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.672	01-24-28	248,011	239,950
Renovation Systems LLC, Revolver (3 month CME Term SOFR + 6.000%)	9.882	01-24-28	125,263	121,192
Renovation Systems LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.672	01-24-28	3,707,368	3,586,879
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%) (D)	9.571	09-30-27	1,484,892	1,470,043
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.571	09-30-27	154,044	152,492
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.571	09-30-27	1,010,818	1,000,710
Security Services Acquisition Sub Corp., Add-On Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.571	09-30-27	414,976	410,826
Security Services Acquisition Sub Corp., Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.571	09-30-27	596,353	590,389
StartKleen Legacy Holdings LLC, Delayed Draw Term Loan (C)	—	03-14-31	1,282,051	1,275,641
StartKleen Legacy Holdings LLC, Revolver (C)	—	03-14-31	1,025,641	1,020,513
StartKleen Legacy Holdings LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.234	03-14-31	3,181,090	3,165,184
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.586	09-07-28	585,389	585,389
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	231,885
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.338	09-07-28	1,307,759	1,301,220
Construction and engineering 1.8%
Magic Valley Electric LLC, Delayed Draw Term Loan (C)	—	04-07-31	1,526,252	1,510,989
Magic Valley Electric LLC, Revolver (C)	—	04-07-31	305,250	302,198
Magic Valley Electric LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.250	04-07-31	1,363,324	1,349,691
Machinery 7.9%
Lindstrom LLC, Revolver (6 month CME Term SOFR + 5.500%) (C)	9.200	12-30-32	1,209,767	1,191,621
Lindstrom LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.200	12-30-32	8,196,173	8,073,231
Rapid Buyer LLC, Delayed Draw Term Loan (C)	—	10-15-30	1,295,585	1,263,196
Rapid Buyer LLC, Revolver (C)	—	10-15-30	647,793	631,598
Rapid Buyer LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.527	10-15-30	2,371,958	2,312,659
Professional services 21.3%
CPS Holdco, Inc., Delayed Draw Term Loan A (3 month CME Term SOFR + 4.750%)	8.572	03-28-31	1,363,022	1,349,392
CPS Holdco, Inc., Delayed Draw Term Loan B (3 month CME Term SOFR + 4.750%) (C)	8.735	03-28-31	1,498,397	1,483,413
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-25

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Professional services (continued)
CPS Holdco, Inc., Revolver (C)	—	03-28-31	705,128	$698,077
CPS Holdco, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	03-28-31	2,643,486	2,617,051
Galloway & Company LLC, Delayed Draw Term Loan (C)	—	05-05-31	1,970,228	1,965,302
Galloway & Company LLC, Revolver (C)	—	05-05-31	656,743	655,101
Galloway & Company LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	7.922	05-05-31	4,312,828	4,302,046
Health Management Associates, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (D)	10.340	03-30-29	219,752	219,752
Health Management Associates, Inc., Revolver (C)	—	03-30-29	124,004	124,004
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%) (D)	10.335	03-30-29	1,698,569	1,698,569
HMN Acquirer Corp., Delayed Draw Term Loan (C)	—	11-05-31	1,041,667	1,036,458
HMN Acquirer Corp., Revolver (C)	—	11-05-31	625,000	621,875
HMN Acquirer Corp., Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.172	11-05-31	2,805,000	2,790,975
Purple Cow Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	8.902	11-05-30	1,041,699	1,036,490
Purple Cow Buyer LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	8.845	11-05-30	277,835	276,446
Purple Cow Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.401	11-05-30	1,650,340	1,642,088
ToxStrategies LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.486	11-12-31	1,710,684	1,697,854
ToxStrategies LLC, Revolver (C)	—	11-12-31	798,319	792,332
ToxStrategies LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.593	11-12-31	6,990,996	6,938,564
WeLocalize, Inc., Delayed Draw Term Loan (6 month CME Term SOFR + 5.000%) (D)	8.695	06-23-26	507,358	504,821
WeLocalize, Inc., Incremental Term Loan (6 month CME Term SOFR + 5.000%) (D)	8.695	06-23-26	1,998,970	1,988,975
WeLocalize, Inc., Revolver (1 and 6 month CME Term SOFR + 5.000%) (C)	8.790	06-23-26	421,597	419,489
WeLocalize, Inc., Term Loan (6 month CME Term SOFR + 5.000%) (D)	8.695	06-23-26	1,521,095	1,513,490
Trading companies and distributors 19.3%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 6.250%) (D)	9.971	12-24-29	907,863	891,975
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%) (D)	9.971	12-24-29	286,694	281,676
BLP Buyer, Inc., Revolver (1 and 6 month CME Term SOFR + 6.250%) (C)	9.973	12-24-29	290,323	285,242
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 6.250%) (D)	9.971	12-24-29	2,383,064	2,341,361
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.566	11-01-26	2,120,214	2,061,908
Krayden Holdings, Inc., Add-On Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	03-01-29	864,737	858,251
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-25

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors (continued)
Krayden Holdings, Inc., Delayed Draw Term Loan A (3 month CME Term SOFR + 4.750%) (D)	8.422	03-01-29	257,400	$255,470
Krayden Holdings, Inc., Delayed Draw Term Loan B (3 month CME Term SOFR + 4.750%) (D)	8.422	03-01-29	257,400	255,470
Krayden Holdings, Inc., Delayed Draw Term Loan C (3 month CME Term SOFR + 4.750%) (C)	8.422	03-01-29	874,571	868,012
Krayden Holdings, Inc., Revolver (1 and 3 month CME Term SOFR + 4.750%) (C)	8.442	03-01-29	574,269	569,961
Krayden Holdings, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	03-01-29	1,350,585	1,340,455
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)(D)	9.972	08-31-28	843,765	831,109
M&D Midco, Inc., 3rd Amendment Delayed Draw Term Loan (C)	—	08-31-28	1,026,393	1,010,997
M&D Midco, Inc., 3rd Amendment Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.972	08-31-28	1,439,516	1,417,924
M&D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.972	08-31-28	490,017	482,666
M&D Midco, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	10.067	08-31-28	763,871	752,413
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.972	08-31-28	1,387,259	1,366,451
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 4.950%) (D)	8.918	01-18-28	2,120,214	2,120,214
SurfacePrep Buyer LLC, Delayed Draw Term Loan (3 and 6 month CME Term SOFR + 5.000%) (D)	8.757	02-04-30	543,312	543,312
SurfacePrep Buyer LLC, Incremental Delayed Draw Term Loan (6 month CME Term SOFR + 5.000%) (C)(D)	8.821	02-04-30	818,069	818,069
SurfacePrep Buyer LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	8.870	02-04-30	547,945	547,945
SurfacePrep Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.870	02-04-30	2,860,548	2,860,548
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	10-03-28	332,776	332,776
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	8.672	10-03-28	971,207	971,207
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	10-03-28	1,524,388	1,524,388
Xenon Arc, Inc., 2024-1 Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.720	12-20-28	3,940,000	3,920,300
Xenon Arc, Inc., 2025-1 Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.522	12-20-28	2,997,350	2,982,363
Information technology 18.0%				30,692,852

IT services 10.0%
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan A (3 month CME Term SOFR + 5.000%)	8.672	12-31-30	1,009,322	1,001,752
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan B (3 month CME Term SOFR + 5.000%) (C)	8.672	12-31-30	1,012,386	1,004,793
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan C (C)	—	12-31-30	287,770	285,612
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-25

	Rate (%)	Maturity date	Par value^	Value
Information technology (continued)
IT services (continued)
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan D (C)	—	12-31-30	287,770	$285,612
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan E (C)	—	12-31-30	287,770	285,612
AC Blackpoint Acquisition, Inc., Revolver (C)	—	12-31-30	508,475	504,661
AC Blackpoint Acquisition, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	12-31-30	3,272,034	3,247,494
AIDC IntermediateCo LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	8.966	07-22-27	2,120,352	2,120,352
Hy-Tek Opco LLC, Revolver (C)	—	09-19-28	851,942	845,552
Hy-Tek Opco LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.172	09-19-28	4,504,002	4,470,222
Jetson Buyer, Inc., Revolver (C)	—	04-09-30	443,656	443,656
Jetson Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.172	04-09-30	2,578,305	2,578,305
Software 8.0%
Alta Buyer LLC, Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	12-21-27	1,937,855	1,937,855
Alta Buyer LLC, Incremental Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	12-21-27	145,285	145,285
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	12-21-27	1,400,646	1,400,646
Chime Holdco LLC, Revolver (C)	—	10-11-32	496,966	493,239
Chime Holdco LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	10-11-32	4,224,210	4,192,529
QM Buyer, Inc., Delayed Draw Term Loan (C)	—	12-06-30	1,222,222	1,219,167
QM Buyer, Inc., Revolver (C)	—	12-06-30	611,111	609,583
QM Buyer, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	12-06-30	3,630,000	3,620,925
Materials 7.5%				12,789,520

Chemicals 7.5%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.422	03-02-29	2,331,880	2,314,391
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.455	03-02-29	714,162	708,806
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	360,257
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	03-02-29	1,057,296	1,049,366
Seawolf Buyer LLC, Delayed Draw Term Loan (C)	—	08-08-31	1,041,667	1,026,042
Seawolf Buyer LLC, Revolver (C)	—	08-08-31	1,041,667	1,026,042
Seawolf Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.865	08-08-31	6,400,625	6,304,616
			Shares/Units	Value
Equity (A) 0.6%				$1,126,259
(Cost $1,091,815)
Consumer discretionary 0.3%				462,448

Diversified consumer services 0.2%
P.J. Fitzpatrick LLC			2,833	314,500
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-25

		Shares/Units	Value
Consumer discretionary (continued)
Hotels, restaurants and leisure 0.1%
Rocket Group Holdings LLC, Class A Units		120,283	$147,948
Consumer staples 0.1%			156,533

Food products 0.1%
GSF Group Holdings LP, Class A-2 Units		136	156,533
Financials 0.0%			106,524

Insurance 0.0%
Stellar Parent LLC, Class A Units		100	106,524
Industrials 0.1%			191,568

Machinery 0.1%
Rapid Aggregator LLC		138	105,029
Professional services 0.0%
CPS Investors LP, Class A Units		962	86,539
Information technology 0.1%			209,186

IT services 0.1%
AC BlackPoint Holdings LLC, Class A-1 Units		205	209,186

	Yield (%)	Shares	Value
Short-term investments 9.6%			$16,403,149

(Cost $16,403,149)
Short-term funds 9.6%			16,403,149

Dreyfus Government Cash Management Fund, Institutional Class	3.7000(E)	16,403,149	16,403,149

Total investments (Cost $419,789,179) 245.8%	$419,814,228
Less unfunded loan commitments (61.8%)	(105,643,990)
Net investments (Cost $314,145,189) 184.0%	$314,170,238
Other assets and liabilities, net (84.0%)	(143,400,151)
Total net assets 100.0%	$170,770,087
The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the fund
^All par values are denominated in U.S. dollars unless otherwise indicated.
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-25

Security Abbreviations and Legend
CME	CME Group Published Rates
PIK	Pay-in-Kind Security - Represents a payment-in-kind which may pay interest in additional par and/or cash. Rates shown are the current rate and most recent payment rate.
SOFR	Secured Overnight Financing Rate
(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the consolidated financial statements.
(B)	Senior loans are variable rate obligations which generally pay interest rates that are periodically redetermined by reference to a base lending rate and spread, which are both subject to change. The rate shown represents the rate at period end.
(C)	Unfunded or partially unfunded loan commitments. The stated interest rate reflects the reference rate and spread of the funded portion, if any. No interest rate is determined for unfunded positions. See Note 2 for more information.
(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.
(E)	The rate shown is the annualized seven-day yield as of 12-31-25.
At
12-31-25,
the aggregate cost of investments for federal income tax purposes was $313,792,424. Net unrealized appreciation aggregated to $377,814, of which $2,048,033 related to gross unrealized appreciation and $1,670,219 related to gross unrealized depreciation.
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 195.4%				$217,811,402
(Cost $217,210,058)
Consumer discretionary 30.7%				34,243,658

Distributors 5.3%
Eastern Communications Solutions, Inc., Revolver (C)	—	12-30-30	1,031,519	1,016,046
Eastern Communications Solutions, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.575	12-30-30	4,968,481	4,893,961
Diversified consumer services 6.5%
Capital Construction LLC, Add-On Delayed Draw Term Loan (1, 3 and 6 month CME Term SOFR + 5.500%)	10.081	10-22-26	498,946	501,441
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	326,552	328,184
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	1,133,794	1,139,463
Capital Construction LLC, Revolver (C)	—	10-22-26	508,039	508,039
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.500%) (D)	10.153	10-22-26	836,417	840,599
Leap Service Partners LLC, Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.000%) (C)	9.457	03-15-29	1,754,088	1,754,088
Leap Service Partners LLC, Revolver (1 and 3 month CME Term SOFR + 5.000%) (C)	9.339	03-15-29	588,235	588,235
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.647	03-15-29	1,634,706	1,634,706
Hotels, restaurants and leisure 7.4%
Bandon Fitness, Inc., 4th Amendment Delayed Draw Term Loan (C)	—	07-27-28	1,705,489	1,705,489
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.684	07-27-28	567,436	567,436
Bandon Fitness, Inc., Revolver (C)	—	07-27-28	114,804	114,804
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.735	07-27-28	1,464,481	1,464,481
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.145	06-18-29	1,607,143	1,558,929
Star Logistics & Hospitality Services LLC, Revolver (C)	—	06-18-29	535,714	519,643
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.101	06-18-29	2,345,357	2,274,996
Household durables 4.0%
Simon Pearce LLC, Revolver (C)	—	10-21-30	642,857	634,821
Simon Pearce LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	9.117	10-21-30	3,857,143	3,808,929
Leisure products 3.5%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	524,040
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	06-18-27	3,445,960	3,420,115
Specialty retail 4.0%
RPC TopCo, Inc., Revolver (C)	—	09-02-31	545,455	540,000
RPC TopCo, Inc., Term Loan (6 month CME Term SOFR + 5.000%) (D)	9.245	09-02-31	3,944,659	3,905,213
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Consumer staples 11.5%				$12,776,962

Consumer staples distribution and retail 2.7%
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (C)	—	12-28-29	537,313	537,313
PAK Quality Foods Acquisition LLC, Revolver (C)	—	12-28-29	313,433	313,433
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.217	12-28-29	2,127,761	2,127,761
Food products 8.8%
Foodscience LLC, Delayed Draw Term Loan (C)	—	11-14-31	2,444,444	2,407,778
Foodscience LLC, Revolver (C)	—	11-14-31	763,889	752,431
Foodscience LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-14-31	2,291,667	2,257,292
Hill Country Dairies, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.271	08-01-30	1,088,710	1,061,492
Hill Country Dairies, Inc., Revolver (3 and 6 month CME Term SOFR + 4.750%) (C)	9.267	08-01-30	725,806	707,661
Hill Country Dairies, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.321	08-01-30	2,678,770	2,611,801
Financials 6.7%				7,483,031

Capital markets 1.9%
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.830	10-13-28	929,401	929,401
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	311,716	311,716
Steward Partners Global Advisory LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	10-13-28	914,108	914,108
Insurance 4.8%
Stellar Buyer LLC, Delayed Draw Term Loan (C)	—	11-12-30	1,639,073	1,614,487
Stellar Buyer LLC, Revolver (C)	—	11-12-30	819,536	807,243
Stellar Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.522	11-12-30	2,950,331	2,906,076
Health care 41.9%				46,730,618

Health care equipment and supplies 3.3%
CPC/Cirtec Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.107	01-30-29	1,598,000	1,598,000
CPC/Cirtec Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.107	01-30-29	2,142,293	2,142,293
Health care providers and services 38.6%
Beacon Behavioral Holdings LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.854	06-21-29	3,259,721	3,227,124
Beacon Behavioral Holdings LLC, Revolver (C)	—	06-21-29	114,512	112,222
Beacon Behavioral Holdings LLC, Term Loan ( 15.000 % PIK )	15.000	06-21-30	278,219	272,655
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	10.471	02-28-29	705,831	652,894
In Vitro Sciences LLC, Revolver (C)	—	02-28-29	177,778	164,444
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 6.000%) (D)	10.471	02-28-29	3,087,778	2,856,194
Midwest Eye Services LLC, Delayed Draw Term Loan A (1 month CME Term SOFR + 4.500%) (D)	8.957	08-20-27	1,240,345	1,246,546
Midwest Eye Services LLC, Delayed Draw Term Loan B (C)	—	08-20-27	2,812,729	2,826,792
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	704,931	$704,931
Midwest Eye Services LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.957	08-20-27	736,941	740,626
OIS Management Services LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	9.191	11-16-28	2,344,227	2,344,227
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-16-28	550,753	550,753
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	11-16-28	1,427,337	1,427,337
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (C)	—	12-23-30	900,000	897,750
Pediatric Home Respiratory Services LLC, Revolver (6 month CME Term SOFR + 5.500%) (C)	9.781	12-23-30	500,000	497,500
Pediatric Home Respiratory Services LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.781	12-23-30	4,600,000	4,577,000
Redwood MSO LLC, Delayed Draw Term Loan (C)	—	12-20-29	786,517	778,652
Redwood MSO LLC, Revolver (C)	—	12-20-29	337,079	330,337
Redwood MSO LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.604	12-20-29	4,876,405	4,778,876
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	10.113	02-14-29	1,051,868	1,038,720
Refocus Management Services LLC, Revolver (C)	—	02-14-29	210,526	207,895
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.256	02-14-29	2,716,316	2,682,362
The Smilist DSO LLC, 2024-1 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	04-04-29	698,460	694,967
The Smilist DSO LLC, 2024-2 Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%) (C)	10.345	04-04-29	560,700	557,897
The Smilist DSO LLC, Add-On Delayed Draw Term Loan (C)	—	04-04-29	2,008,032	1,997,991
The Smilist DSO LLC, Revolver (C)	—	04-04-29	140,351	139,649
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	04-04-29	2,583,509	2,570,591
VPD Management, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (C)	10.329	11-02-27	3,028,571	2,990,714
VPD Management, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	10.329	11-02-27	228,571	225,714
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	10.329	11-02-27	738,571	729,339
Industrials 82.8%				92,296,045

Air freight and logistics 4.0%
PNB Holdings III LLC, Delayed Draw Term Loan (C)	—	09-17-30	1,227,273	1,218,068
PNB Holdings III LLC, Revolver (1 and 3 month CME Term SOFR + 4.500%) (C)	8.975	09-17-30	818,182	812,045
PNB Holdings III LLC, Term Loan (3 month CME Term SOFR + 4.500%)	8.985	09-17-30	2,448,409	2,430,046
Building products 6.9%
Integrated Openings Solutions LLC, Delayed Draw Term Loan (C)	—	11-20-29	4,120,879	4,059,066
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Building products (continued)
Integrated Openings Solutions LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	9.392	11-20-29	379,121	$373,434
Lockmasters Security Intermediate, Inc., Delayed Draw Term Loan (C)	—	09-01-27	878,274	873,882
Lockmasters Security Intermediate, Inc., Revolver (C)	—	09-01-27	205,895	204,865
Lockmasters Security Intermediate, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.840	09-01-27	2,151,619	2,140,861
Commercial services and supplies 27.3%
Air Buyer, Inc., Delayed Draw Term Loan (C)	—	07-23-30	750,000	720,000
Air Buyer, Inc., Revolver (C)	—	07-23-30	340,909	327,273
Air Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.250%)	9.876	07-23-30	3,400,568	3,264,545
American Combustion Industries, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 5.000%) (C)	9.457	08-31-28	812,199	802,046
American Combustion Industries, Inc., Delayed Draw Term Loan B (C)	—	08-31-28	957,781	945,809
American Combustion Industries, Inc., Revolver (1 month CME Term SOFR + 5.000%) (C)	9.457	08-31-28	359,168	354,678
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.000%)	9.457	08-31-28	2,363,014	2,333,476
BCTS Parent LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.357	12-26-29	974,455	974,455
BCTS Parent LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.366	12-26-29	354,484	354,484
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.585	12-26-29	1,403,758	1,403,758
Beary Landscaping LLC, Delayed Draw Term Loan (C)	—	12-21-29	422,535	422,535
Beary Landscaping LLC, Revolver (C)	—	12-21-29	422,535	422,535
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.107	12-21-29	2,133,380	2,133,380
Diverzify Intermediate LLC, Delayed Draw Term Loan (C)	—	05-11-27	1,371,429	1,330,286
Diverzify Intermediate LLC, Term Loan (3 month CME Term SOFR + 5.750%)	10.534	05-11-27	2,622,000	2,543,340
Renovation Systems LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	10.329	01-24-28	1,096,996	1,096,996
Renovation Systems LLC, Add-On Delayed Draw Term Loan D (1 month CME Term SOFR + 6.000%) (C)	10.356	01-24-28	274,740	274,740
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	10.329	01-24-28	250,528	250,528
Renovation Systems LLC, Revolver (1 and 3 month CME Term SOFR + 6.000%) (C)	10.329	01-24-28	125,263	125,263
Renovation Systems LLC, Term Loan (1 and 3 month CME Term SOFR + 6.250%) (D)	10.579	01-24-28	3,745,116	3,745,116
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%)	10.195	09-30-27	1,811,425	1,811,425
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	187,934	187,934
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	1,233,100	1,233,100
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
Security Services Acquisition Sub Corp., Add-On Term Loan (1 month CME Term SOFR + 5.750%)	10.195	09-30-27	506,224	$506,224
Security Services Acquisition Sub Corp., Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.195	09-30-27	727,484	727,484
XpressMyself. com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.246	09-07-28	591,393	589,915
XpressMyself. com LLC, Revolver (C)	—	09-07-28	233,050	230,719
XpressMyself. com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	10.028	09-07-28	1,321,276	1,308,063
Machinery 3.8%
Rapid Buyer LLC, Delayed Draw Term Loan (C)	—	10-15-30	1,295,585	1,276,152
Rapid Buyer LLC, Revolver (C)	—	10-15-30	647,793	638,076
Rapid Buyer LLC, Term Loan (6 month CME Term SOFR + 4.750%)	9.199	10-15-30	2,383,877	2,348,119
Professional services 14.4%
Health Management Associates, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (C)	10.766	03-30-29	307,593	307,593
Health Management Associates, Inc., Revolver (Prime rate + 5.250 % and 1 month CME Term SOFR + 6.250%) (C)	11.007	03-30-29	124,004	124,004
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%) (D)	10.816	03-30-29	1,698,569	1,698,569
HMN Acquirer Corp., Delayed Draw Term Loan (C)	—	11-05-31	1,041,667	1,026,042
HMN Acquirer Corp., Revolver (C)	—	11-05-31	625,000	615,625
HMN Acquirer Corp., Term Loan (3 month CME Term SOFR + 4.750%)	9.079	11-05-31	2,833,333	2,790,833
Library Associates LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.821	03-01-27	289,428	289,428
Library Associates LLC, Revolver (C)	—	02-26-27	72,418	72,418
Library Associates LLC, Term Loan (1 month CME Term SOFR + 6.250%) (D)	10.705	02-26-27	1,781,718	1,781,718
Purple Cow Buyer LLC, Delayed Draw Term Loan (C)	—	11-05-30	1,041,881	1,026,253
Purple Cow Buyer LLC, Revolver (C)	—	11-05-30	277,835	273,667
Purple Cow Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%)	9.554	11-05-30	1,667,010	1,642,005
WeLocalize, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	512,496	506,089
WeLocalize, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	2,019,213	1,993,973
WeLocalize, Inc., Revolver (1 month CME Term SOFR + 5.250%) (C)	9.737	06-23-26	421,597	416,327
WeLocalize, Inc., Term Loan (3 month CME Term SOFR + 5.250%)	9.679	06-23-26	1,536,499	1,517,292
Trading companies and distributors 26.4%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 6.000%)	10.345	12-24-29	917,056	905,593
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	10.345	12-24-29	289,597	285,977
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors (continued)
BLP Buyer, Inc., Revolver (1 month CME Term SOFR + 6.000%) (C)	10.345	12-24-29	290,323	$286,694
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 6.000%) (D)	10.345	12-24-29	2,407,258	2,377,167
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	10.207	11-01-26	2,142,128	2,056,443
Krayden Holdings, Inc., Add-On Term Loan (1 month CME Term SOFR + 4.750%)	9.107	03-01-29	873,493	866,942
Krayden Holdings, Inc., Delayed Draw Term Loan A (C)	—	03-01-29	258,694	256,753
Krayden Holdings, Inc., Delayed Draw Term Loan B (C)	—	03-01-29	258,694	256,753
Krayden Holdings, Inc., Delayed Draw Term Loan C (C)	—	03-01-29	875,683	869,115
Krayden Holdings, Inc., Revolver (C)	—	03-01-29	574,269	569,961
Krayden Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	9.107	03-01-29	1,364,472	1,354,239
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.000%) (C)	9.868	08-31-28	852,123	847,862
M&D Midco, Inc., 3rd Amendment Delayed Draw Term Loan (C)	—	08-31-28	1,026,393	1,021,261
M&D Midco, Inc., 3rd Amendment Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.482	08-31-28	1,454,057	1,446,787
M&D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%)	9.697	08-31-28	495,030	492,555
M&D Midco, Inc., Revolver (C)	—	08-31-28	763,871	760,052
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.664	08-31-28	1,401,598	1,394,590
PVI Holdings, Inc., Term Loan (3 month CME Term SOFR + 4.940%) (D)	9.681	01-18-28	2,142,128	2,142,128
SurfacePrep Buyer LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	9.524	02-04-30	547,945	547,945
SurfacePrep Buyer LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	9.524	02-04-30	547,945	547,945
SurfacePrep Buyer LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	9.524	02-04-30	2,889,589	2,889,589
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.079	10-03-28	336,172	336,172
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (C)	10.079	10-03-28	972,701	972,701
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.750%) (D)	10.079	10-03-28	1,540,144	1,540,144
Xenon Arc, Inc, Term Loan (3 month CME Term SOFR + 5.250%)	9.982	12-20-28	3,980,000	3,960,100
Information technology 17.8%				19,839,123

IT services 9.7%
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan A (C)	—	12-31-30	1,016,949	1,010,593
AC Blackpoint Acquisition, Inc, Delayed Draw Term Loan B (C)	—	12-31-30	1,016,949	1,010,593
AC Blackpoint Acquisition, Inc, Revolver (C)	—	12-31-30	508,475	502,119
AC Blackpoint Acquisition, Inc, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	12-31-30	3,305,085	3,263,771
AIDC IntermediateCo LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	9.589	07-22-27	2,142,211	2,142,211
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of
 Investments 12-31-24

	Rate (%)	Maturity date	Par value^	Value
Information technology (continued)
IT services (continued)
Jetson Buyer, Inc., Revolver (C)	—	04-09-30	443,656	$425,909
Jetson Buyer, Inc., Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.857	04-09-30	2,604,481	2,500,302
Software 8.1%
Alta Buyer LLC, Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	12-21-27	2,142,128	2,142,128
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	9.329	12-21-27	1,414,830	1,414,830
QM Buyer, Inc., Delayed Draw Term Loan (C)	—	12-06-30	1,222,222	1,213,056
QM Buyer, Inc., Revolver (C)	—	12-06-30	611,111	601,944
QM Buyer, Inc., Term Loan (6 month CME Term SOFR + 5.000%) (D)	9.444	12-06-30	3,666,667	3,611,667
Materials 4.0%				4,441,965

Chemicals 4.0%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (C)	—	03-02-29	2,333,630	2,310,294
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.128	03-02-29	721,422	714,207
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	359,350
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	9.079	03-02-29	1,068,802	1,058,114

	Shares	Value
Equity (A) 0.3%		$377,668
(Cost $381,798)
Financials 0.1%		86,930

Insurance 0.1%
Stellar Parent LLC, Class A Units	91	86,930
Industrials 0.1%		138,196

Machinery 0.1%
Rapid Aggregator LLC	138	138,196
Information technology 0.1%		152,542

IT services 0.1%
AC BlackPoint Holdings LLC, Class A-1 Units	153	152,542

	Yield (%)		Shares	Value
Short-term investments 11.3%				$12,591,254
(Cost $12,591,254)
Short-term funds 11.3%				12,591,254

Dreyfus Treasury Obligations Cash Management Fund, Institutional Class	4.4100(E	)	12,591,254	12,591,254
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 12-31-2
4

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
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Assets and Liabilities

	December 31, 2025	December 31, 2024
Assets
Investments – Non-controlled/Non-affiliated, at value (Cost $314,145,189 and $165,237,142, at December 31, 2025 and December 31, 2024, respectively)	$314,170,238	$165,834,356
Cash	1,700,266	753,840
Receivable for investments sold	41,774	57,924
Interest and dividends receivable	1,652,900	1,109,924
Receivable from affiliates	35,750	23,495
Deferred financing cost	2,339,166	1,830,038

Total assets	319,940,094	169,609,577

Liabilities
Credit facility payable	141,500,000	53,200,000
Distributions payable	4,190,113	3,179,815
Interest and credit facility expenses payable	1,878,941	906,329
Payables to affiliates:
Incentive fees payable	1,241,793	469,067
Accounting and legal services fees	14,045	11,659
Other liabilities and accrued expenses	345,115	373,243

Total liabilities	149,170,007	58,140,113

Net assets	$170,770,087	$111,469,464
Net assets consist of
Paid-in capital	171,341,640	111,369,374
Total distributable earnings (loss)	(571,553)	100,090

Net assets	$170,770,087	$111,469,464

Net asset value per share
Based on net assets and shares outstanding - the Fund has an unlimited number of shares authorized with par value of $0.01 per share.
Class NAV:
Net assets	$170,770,087	$111,469,464
Shares outstanding	8,256,380	5,360,173
Per share	$20.68	$20.80
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Operations

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period July 17, 2023 (Inception) through December 31, 2023
Investment income
From non-controlled/non-affiliated investments:
Interest	$22,175,951	$11,576,047	$2,246,089
Dividends	583,790	1,001,306	237,287
Other income	137,620	152,905	72,524

Total investment income	22,897,361	12,730,258	2,555,900

Expenses
Management fee	1,925,123	1,373,943	180,039
Incentive fees	1,876,268	469,067	—
Accounting and legal services fees	54,739	39,999	13,758
Interest and credit facility expenses	5,769,347	2,026,041	—
Investment servicing fees	90,449	—	—
Trustee fees	93,167	90,511	2,656
Professional fees	694,872	698,653	267,018
Custody and accounting fees	303,880	241,356	32,308
Transfer Agent	161,813	16,229	29,261
Printing and postage	139,926	24,275	4,231
Organization cost	—	24,253	504,583
Offering cost	—	209,918	104,697
Other expenses	159,888	119,080	6,529

Total expenses	11,269,472	5,333,325	1,145,080
Less expense reductions	(1,119,581)	(1,193,279)	(906,032)

Net expenses	10,149,891	4,140,046	239,048

Net investment income	12,747,470	8,590,212	2,316,852

Realized and unrealized gain (loss)
Net realized gain (loss) on non-controlled/non-affiliated investments	87,232	187,238	42,993
Change in net unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	(572,165)	2,371	594,843

Net realized and unrealized gain (loss)	(484,933)	189,609	637,836

Increase (decrease) in net assets from operations	$12,262,537	$8,779,821	$2,954,688
See Notes to consolidated financial statement

Manulife Private Credit Fund
Consolidated Statements of Changes in Net Assets

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period July 17, 2023 (inception) through December 31, 2023
Increase (decrease) in net assets
From operations
Net investment income (loss)	$12,747,470	$8,590,212	$2,316,852
Net realized gain (loss)	87,232	187,238	42,993
Change in net unrealized appreciation (depreciation)	(572,165)	2,371	594,843

Increase (decrease) in net assets resulting from operations	12,262,537	8,779,821	2,954,688

Distributions to common shareholders
From earnings
Class NAV	(12,961,914)	(8,773,476)	(1,491,569)
Increase (decrease) from share transactions
Fund shares issued
Class NAV	60,000,000	45,000,000	65,000,000

Total increase (decrease)	59,300,623	45,006,345	66,463,119

Net assets
Beginning of period	111,469,464	66,463,119	—

End of period	$170,770,087	$111,469,464	$66,463,119

Share activity
Class NAV shares outstanding
Beginning of period	5,360,173	3,204,574	—
Shares issued	2,896,207	2,155,599	3,204,574

End of period	8,256,380	5,360,173	3,204,574

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Cash Flows

	For the year ended December 31, 2025	For the year ended December 31, 2024	For the period July 17, 2023 (inception) through December 31, 2023
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$12,262,537	$8,779,821	$2,954,688
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Long-term investments purchased	(162,820,617)	(119,369,167)	(51,279,966)
Long-term investments sold	18,819,511	14,769,563	4,023,798
Net purchases and sales of short-term investments	(3,811,895)	6,807,293	(19,398,547)
Net amortization of premium (discount)	(1,007,814)	(541,066)	(18,819)
Amortization of deferred financing cost	525,965	289,582	—
(Increase) decrease in assets:
Receivable for investments sold	16,150	57,796	(115,720)
Interest and dividends receivable	(542,976)	(696,760)	(413,164)
Receivable from affiliates	(12,255)	197,749	(221,244)
Other assets	—	327,969	(327,969)
Increase (decrease) in liabilities:
Payable to affiliates	775,112	278,168	202,558
Interest and credit facility expenses payable	972,612	906,329	—
Other liabilities and accrued expenses	(28,128)	45,983	327,260
Net change in unrealized (appreciation) depreciation of:
non-controlled/non-affiliated investments	572,165	(2,371)	(594,843)
Net realized (gain) loss on:
non-controlled/non-affiliated investments	(87,232)	(187,238)	(42,993)

Net cash provided by (used in) operating activities	($134,366,865)	($88,336,349)	($64,904,961)

Cash flows from financing activities
Cash distributions to shareholders	($11,951,616)	($7,085,230)	—
Borrowings under the credit facility	133,400,000	58,200,000	—
Repayments under the credit facility	(45,100,000)	(5,000,000)	—
Financing cost paid	(1,035,093)	(2,119,620)	—
Proceeds from Fund shares issued	60,000,000	45,000,000	$65,000,000

Net cash provided by (used in) financing activities	$135,313,291	$88,995,150	$65,000,000

Net increase (decrease) in cash	$946,426	$658,801	$95,039
Cash at beginning of period	753,840	95,039	—

Cash at end of period	$1,700,266	$753,840	$95,039

Supplemental disclosure of cash flow information:
Distributions declared for the period	$12,961,914	$8,773,476	$1,491,569
Interest paid for the period	($3,479,906)	($161,562)	—
See Notes to consolidated financial statements

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
At a special meeting of shareholders held on November 19, 2025, the shareholders of the Fund approved a new subadvisory agreement between the Advisor and Comvest Credit Advisors, LLC (the Subadvisor), with respect to the Fund (the Subadvisory Agreement). The Subadvisory Agreement is anticipated to become effective on or around March 1, 2026. The Subadvisor, a registered investment adviser, is a Delaware limited liability company and an affiliate of, and under common control with, Manulife Investment Management Private Markets (US) LLC, the Fund’s investment advisor (the Advisor), as Manulife Financial Corporation (Manulife) is the indirect controlling parent company of both the Advisor and the Subadvisor. The Fund’s investment objectives and strategies will not change as a result of the appointment of the Subadvisor as the subadvisor to the Fund. The Subadvisory Agreement will provide that the Subadvisor manages the investment and reinvestment of the assets of the Fund, subject to the supervision of the Board and the Advisor. The Subadvisor will formulate and implement a continuous investment program for the Fund consistent with the Fund’s investment objective and policies. The Subadvisor will implement such program for the Fund by purchases and sales of securities, instruments and other assets (including the placing of orders or the usage of special purpose vehicles for such purchases and sales), entering into derivative transactions to the extent authorized by its registration statement, and managing all cash in the Fund, and will regularly report to the Advisor and the Board with respect to the implementation of such programs.
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
The following is a summary of the values by input classification of the Fund’s investments as of December 31, 2025 and December 31, 2024, by major security category or type:

	Total value at 12-31-25	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$296,640,830	—	—	$296,640,830
Equity	1,126,259	—	—	1,126,259
Short-term investments	16,403,149	$16,403,149	—	—

Total investments in securities	$314,170,238	$16,403,149	—	$297,767,089

	Total value at 12-31-24	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$152,865,434	—	—	$152,865,434
Equity	377,668	—	—	377,668
Short-term investments	12,591,254	$12,591,254	—	—

Total investments in securities	$165,834,356	$12,591,254	—	$153,243,102

The Fund holds liabilities for which fair value approximates the carrying amount for financial statement purposes. As of December 31, 2025 and December 31, 2024, the liability for the Fund’s Credit facility payable on the Consolidated Statements of Assets and Liabilities is categorized as Level 2 within the disclosure hierarchy.
The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value. There were no transfers into or out of Level 3 during the years ended December 31, 2025 and December 31, 2024.

Investments in securities	Senior loans	Equity	Total
Beginning balance as of December 31, 2024	$152,865,434	$377,668	$153,243,102
Purchases and drawdowns	162,110,600	710,017	162,820,617
Sales and paydowns	(18,819,511)	—	(18,819,511)
Net amortization of (premium) discount	1,007,814	—	1,007,814
Realized gain (loss)	87,232	—	87,232
Change in unrealized appreciation (depreciation)	(610,739)	38,574	(572,165)

Ending balance as of December 31, 2025	$296,640,830	$1,126,259	$297,767,089

Change in unrealized appreciation (depreciation) at period end*	($581,488)	$38,574	($542,914)

Investments in securities	Senior loans	Equity	Total
Beginning balance as of December 31, 2023	$47,912,823	—	$47,912,823
Purchases and drawdowns	118,987,369	$381,798	119,369,167
Sales and paydowns	(14,769,563)	—	(14,769,563)
Net amortization of (premium) discount	541,066	—	541,066
Realized gain (loss)	187,238	—	187,238
Change in unrealized appreciation (depreciation)	6,501	(4,130)	2,371

Ending balance as of December 31, 2024	$152,865,434	$377,668	$153,243,102

Change in unrealized appreciation (depreciation) at period end*	$44,162	($4,130)	$40,032

* Change in unrealized appreciation (depreciation) attributable to Level 3 securities held at the period end.
The valuation techniques and significant amounts of unobservable inputs used in the fair value measurement of the Fund’s Level 3 securities are outlined in the tables below for the years ended December 31, 2025 and December 31, 2024.

	Fair Value at 12-31-25	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$283,152,514	Discounted cash flow	Discount rate	7.68% - 16.25%	9.31%
Senior Loans	13,488,316	Recent transaction	Transaction price	$98.50 - $99.00	$98.82

	$296,640,830
Equity	$1,126,259	Market Comparable	EV /LTM EBITDA multiple	8.50X - 13.25X	11.34X

	$297,767,089

	Fair Value at 12-31-24	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$130,881,801	Discounted cash flow	Discount rate	8.36% - 13.79%	9.88%
Senior Loans	21,983,633	Recent transaction	Transaction price	$98.00 - $99.75	$98.96

	$152,865,434
Equity	$290,738	Recent transaction	Transaction price	$1,000	$1,000
Equity	86,930	Market Comparable	EV /LTM EBITDA multiple	10.5X	10.5X
		Ownership allocation	Percentage of ownership	1.05%	1.05%

	$377,668

	$153,243,102

*
A weighted average is an average in which each input in the grouping is assigned a weighting before summing to a single average value. The weighting of the input is determined based on a security’s fair value as a percentage of the total fair value.

A change to unobservable inputs of the Fund’s Level 3 securities as of December 31, 2025 and December 31, 2024 could have resulted in changes to the fair value measurement, as follows:

Significant Unobservable Input	Impact to Valuation if input had increased	Impact to Valuation if input had decreased
Discount rate	Decrease	Increase
Transaction price	Increase	Decrease
Percentage of ownership	Increase	Decrease
EV / LTM EBITDA multiple	Increase	Decrease
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
Investments.
The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities). The Fund’s investments (excluding unfunded loan commitments, consisted of the following:

	December 31, 2025			December 31, 2024
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$296,650,225	$296,640,830	94.4%	$152,264,090	$152,865,434	92.2%
Equity	1,091,815	1,126,259	0.4%	381,798	377,668	0.2%
Other Securities	16,403,149	16,403,149	5.2%	12,591,254	12,591,254	7.6%

Total Investments	$314,145,189	$314,170,238	100.0%	$165,237,142	$165,834,356	100.0%

The industry composition of investments at fair value as a percentage of net assets as of December 31, 2025 and December 31, 2024, was as follows:

Sector Composition	12-31-25 (% of net assets)	12-31-24 (% of net assets)
Industrials	85.5	82.9
Consumer discretionary	52.1	30.7
Health care	45.8	41.9
Consumer staples	19.3	11.5
Information technology	18.1	17.9
Financials	7.9	6.8
Materials	7.5	4.0
Short-term investments and other (less unfunded loan commitments)	(136.2)	(95.7)
	100	100

Industry Composition as of 12-31-25 (% of net assets)
Health care providers and services	39.3
Diversified consumer services	29.0
Commercial services and supplies	25.0
Professional services	21.3
Trading companies and distributors	19.3
Food products	12.7
IT services	10.1
Distributors	8.8
Software	8.0
Machinery	8.0
Building products	7.5
Chemicals	7.5
Hotels, restaurants and leisure	7.1
Consumer staples distribution and retail	6.6
Health care equipment and supplies	6.5
Capital markets	4.6
Insurance	3.3
Air freight and logistics	2.6
Household durables	2.6
Specialty retail	2.4
Leisure products	2.2
Construction and engineering	1.8
Short-term investments and other (less unfunded loan commitments)	(136.2)
100

Percentages include unfunded loan commitments.

Industry Composition as of 12-31-24 (% of net assets)
Health care providers and services	38.6
Commercial services and supplies	27.3
Trading companies and distributors	26.4
Professional services	14.4
IT services	9.8
Food products	8.8
Software	8.1
Hotels, restaurants and leisure	7.4
Building products	6.9
Diversified consumer services	6.5
Distributors	5.3
Insurance	4.9
Air freight and logistics	4.0
Specialty retail	4.0
Household durables	4.0
Chemicals	4.0
Machinery	3.9
Leisure products	3.5
Health care equipment and supplies	3.3
Consumer staples distribution and retail	2.7
Capital markets	1.9
Short-term investments and other (less unfunded loan commitments)	(95.7)
100

Percentages include unfunded loan commitments.
As of December 31, 2025 and December 31, 2024, 100% of investments held were based in the United States.

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

As of December 31, 2025 and December 31, 2024, the Fund had the following unfunded commitments outstanding.

	December 31, 2025			December 31, 2024
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)
4M Capital, Ltd.	—	$528,000	$3,328	—	$528,000	$1,623
AC Blackpoint Acquisition, Inc.	$1,203,988	508,475	(953)	$2,033,898	508,475	(9)
Air Buyer, Inc.	—	112,500	(2,434)	750,000	340,909	(32,009)
All Glass & Window Holdings, Inc.	1,282,051	769,231	3,185	—	—	—
American Combustion Industries, Inc.	857,214	59,861	(18,955)	1,005,670	299,307	(2,284)
ARC Health Operating Company LLC	2,513,362	768,142	(3,742)	—	—	—
Bandon Fitness, Inc.	1,725,959	—	(106,344)	1,739,184	114,804	14,226
BCTS Parent LLC	3,311,498	354,484	25,387	824,176	283,587	11,708
Beacon Behavioral Holdings LLC	4,073,082	114,512	6,674	2,646,894	114,512	(231)
Beary Landscaping LLC	—	228,169	3,869	422,535	422,535	11,776
BLP Buyer, Inc.	—	68,855	(249)	—	229,839	995
Capital Construction LLC	—	508,039	(4,527)	—	508,039	6,891
Chemtron Supply LLC	1,983,585	362,979	490	2,333,630	362,979	(175)
Chime Holdco LLC	—	496,966	1,083	—	—	—
CPS Holdco, Inc.	1,315,064	705,128	(2,239)	—	—	—
CRH Healthcare Purchaser, Inc.	489,979	195,992	(943)	—	—	—
DAWGS Intermediate Holding Company	—	317,989	2,005	—	—	—
Diverzify Intermediate LLC	1,371,429	—	(35,846)	1,371,429	—	(20,191)
Eastern Communications Solutions, Inc.	—	1,031,519	5,245	—	1,031,519	(33)
Foodscience LLC	1,634,722	672,222	(9,950)	2,444,444	763,889	(18,860)
Galloway & Company LLC	1,970,228	656,743	17,036	—	—	—
GarageCo Intermediate II LLC	2,289,562	686,869	2,456	—	—	—
GSF Buyer LLC	1,361,162	680,581	3,042	—	—	—
Health Management Associates, Inc.	—	124,004	1,941	155,005	65,102	4,384
Hill Country Dairies, Inc.	870,968	725,806	(21,210)	870,968	508,065	(19,932)
HMN Acquirer Corp.	1,041,667	625,000	6,097	1,041,667	625,000	(8,169)
Hy-Tek Opco LLC	—	851,942	(303)	—	—	—
Identiti Resources LLC	—	335,120	(299)	—	—	—
Impact Climate Technologies LLC	626,312	—	(9,394)	—	—	—
In Vitro Sciences LLC	—	71,111	(4,116)	7,111	177,778	(11,611)
Integrated Openings Solutions LLC	—	265,385	(71)	4,120,879	303,297	(31,676)
Jetson Buyer, Inc.	—	443,656	3,178	—	443,656	(13,834)
Krayden Holdings, Inc.	605,127	388,206	(680)	1,393,071	574,269	9,798
Leap Service Partners LLC	1,294,141	588,235	13,106	752,941	517,647	13,234
Library Associates LLC	—	—	—	—	72,418	638
Lindstrom LLC	—	766,387	(9)	—	—	—
Lockmasters Security Intermediate, Inc.	—	—	—	878,274	205,895	2,875
LTC Consulting Services LLC	—	454,545	1,795	—	—	—
M&D Midco, Inc.	1,045,311	348,160	(14,527)	1,045,311	763,871	3,848
Magic Valley Electric LLC	1,526,252	305,250	5,956	—	—	—
Midwest Eye Services LLC	2,216,430	704,931	17,207	2,812,729	704,931	45,607

O2B Early Education Holding, Inc.	1,361,162	680,581	7,245	—	—	—
OIS Management Services LLC	519,146	167,626	6,465	1,185,503	167,626	5,956
P.J. Fitzpatrick LLC	1,416,667	1,062,500	32	537,313	313,433	9,755
PAK Quality Foods Acquisition LLC	—	89,552	1,228	900,000	420,000	(19)
Pediatric Home Respiratory Services LLC	900,000	500,000	408	—	—	—
Perennial Services Group LLC	3,628,006	712,164	(95)	1,227,273	490,909	2,969
PNB Holdings III LLC	1,227,273	818,182	11,741	—	—	—
Prestige Backyards LLC	2,090,164	1,309,836	5,102	1,041,881	277,835	(516)
Purple Cow Buyer LLC	910,604	218,100	8,076	1,222,222	611,111	(233)
QM Buyer, Inc.	1,222,222	611,111	10,525	1,295,585	647,793	(10,299)
Rapid Buyer LLC	1,295,585	647,793	(32,726)	786,517	337,079	(100)
Redwood MSO LLC	264,405	236,588	(1,587)	680,000	210,526	7,587
Refocus Management Services LLC	1,308,165	147,368	9,792	142,865	68,894	2,810
Renovation Systems LLC	102,203	—	(2,460)	—	—	—
Rocket Holdco Intermediate II LLC	—	801,887	3,126	—	545,455	2,341
RPC TopCo, Inc.	—	545,455	1,193	—	—	—
Seawolf Buyer LLC	1,041,667	1,041,667	(9,341)	—	642,857	(245)
Simon Pearce LLC	—	642,857	142	1,232,143	535,714	(32,401)
Star Logistics & Hospitality Services LLC	1,232,143	321,429	(119,141)	1,639,073	819,536	(12,846)
StartKleen Legacy Holdings LLC	1,282,051	1,025,641	6,651	317,951	311,716	10,841
Stellar Buyer LLC	764,901	819,536	2,812	227,397	479,452	10,226
Steward Partners Global Advisory LLC	4,506,577	955,881	(39,679)	2,086,698	140,351	1,959
SurfacePrep Buyer LLC	199,136	479,452	7,568	—	—	—
The Smilist DSO LLC	331,422	140,351	(159)	—	—	—
ToxStrategies LLC	570,228	798,319	305	2,299,948	137,143	5,715
TruSource Foods LLC	1,109,256	304,717	(518)	—	—	—
VPD Management, Inc.	1,527,165	4,571	(861)	—	354,142	(4,427)
Vybond Buyer LLC	1,051,402	788,551	3,391	—	—	—
WeLocalize, Inc.	—	134,911	(674)	—	—	—
Wheat Holdings LLC	2,742,268	979,381	(14,630)	824,818	434,020	15,110
Wildcat Purchaser LLC	815,455	312,735	(3,166)	—	233,050	3,900
WWEC Holdings III Corp.	824,818	434,020	11,270	—	—	—
XpressMyself.com LLC	—	233,050	3,401	—	—	—
Total	$70,853,184	$34,790,806	($238,275)	$46,297,003	$18,648,965	($13,328)

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
Offering and Organization Offering Costs
Organization costs are expensed as incurred. During the years ended December 31, 2025 and December 31, 2024 and the period ended December 31, 2023, the Fund incurred organization costs of $0, $24,253 and $504,583, respectively. Offering costs are accounted for as a deferred charge by the Fund and will be amortized to expense over 12 months from the BDC Election

Date. During the year ended December 31, 2024 and the period ended December 31, 2023,
$209,918 and $104,697, respectively, of offering costs were expensed.
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
As of December 31, 2025 and December 31, 2024, the Fund had no uncertain tax positions that would require financial statement recognition, derecognition or disclosure. The Fund’s federal tax returns are subject to examination by the Internal Revenue Service for a period of three years.
Distribution of income and gains.
Distributions to shareholders from net investment income and net realized gains, if any, are recorded on the ex-date.
The Fund generally declares and pays dividends quarterly. Capital gain distributions, if any, are typically distributed annually.
The tax character of distributions for the years ended December 31, 2025 and December 31, 2024 and the period July 17, 2023 (inception) to December 31, 2023 was as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Ordinary Income	$12,823,732	$8,773,476	$1,491,569
Long-term Capital Gains	138,182	—	—
Total	$12,961,914	$8,773,476	$1,491,569
As of December 31, 2025 and December 31, 2024, the components of distributable earnings on a tax basis consisted of $24,915 and $72,825 of undistributed ordinary income and $0 and $93,525 of undistributed long-term capital gains, respectively.
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
Book-tax
differences are primarily attributable to partnerships tracking and incentive fees tracking.

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
Note 4 – Agreements and transactions with related parties
The Advisor serves as investment advisor for the Fund. The Fund does not have a principal underwriter. The Fund has entered into a Placement Agency Agreement with John Hancock Investment Management Distributors LLC (the Distributor), an affiliate of the Advisor, to offer to sell shares of the Fund. The Advisor is an indirect wholly-owned subsidiary of Manulife Financial Corporation (MFC), and the Distributor is an indirect, principally owned subsidiary of John Hancock Life Insurance Company (U.S.A.), which in turn is a subsidiary of MFC.
Management fee
. The Fund has an investment management agreement with the Advisor under which the Fund pays an annual fee rate of 1.25% of monthly net assets. The management fee is payable monthly in arrears.
For a
two-year
term, beginning on the BDC Election Date and ending on October 3, 2025, the Advisor had contractually agreed to limit its management fee for the Fund (excluding any incentive fee) to an annual rate of 1.00% of monthly net assets. This agreement expired on October 3, 2025.
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
The expense reductions described above amounted to $1,119,581, $1,193,279 and $906,032 for the years ended December 31, 2025 and December 31, 2024 and the period July 17, 2023 (inception) to December 31, 2023, respectively.
Expenses waived or reimbursed in the current fiscal period are not subject to recapture in future fiscal periods.
The management fees, including the impact of the waivers and reimbursements as described above, incurred for the years ended December 31, 2025 and December 31, 2024 and the period July 17, 2023 (inception) to December 31, 2023, were equivalent to a net annual effective rate of
0.52
%,
0.16
% and
0.00
%, respectively, of the Fund’s average monthly net assets.
At a special meeting of shareholders held on November 19, 2025, the shareholders of the Fund approved the new Subadvisory Agreement. The Subadvisory Agreement is anticipated to become effective on or around March 1, 2026. The Subadvisor, a registered investment adviser, is a Delaware limited liability company and an affiliate of, and under common control with, the Advisor, as Manulife is the indirect controlling parent company of both the Advisor and the Subadvisor. The Fund’s investment objectives and strategies will not change as a result of the appointment of the Subadvisor as subadvisor to the Fund. Pursuant to the Subadvisory Agreement, the Subadvisor will receive compensation, which will be paid by the Advisor. The Subadvisor will not be entitled to any portion of the incentive fee that the Advisor may be entitled to receive with respect to the Fund.
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
For the year ended December 31, 2025, the incentive fee amounted to $1,876,268. As of December 31, 2025, $1,241,793 remained payable.
For the year ended December 31, 2024, the incentive fee amounted to $469,067. As of December 31, 2024, $469,067 remained payable.
During the period July 17, 2023 (inception) to December 31, 2023, there was no incentive fee charged as commencement of the incentive fee was October 3, 2024.

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
These accounting and legal services fees incurred for the years ended December 31, 2025 and December 31, 2024 and the period ended December 31, 2023 amounted to an annual rate of 0.04%, 0.04% and 0.09%, respectively, of the Fund’s average monthly net assets.
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
During the year ended December 31, 2025, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $194,547,856, including unfunded commitments of $62,668,138.
During the year ended December 31, 2024, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $168,490,435, including unfunded commitments of $56,575,687.
During the period July 17, 2023 (inception) to December 31, 2023 commitments entered into by the Fund pursuant to the Exemptive Order amounted to $11,493,732, including unfunded commitments of $3,468,331.
Note 5 – Borrowings
On July 26, 2023, the Board and the Fund’s sole shareholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Fund and such election became effective the following day. As a result of this approval, the Fund’s applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200% and the Fund is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of December 31, 2025, the asset coverage ratio was 221%.
JPM Funding Facility
On March 26, 2024, Manulife Private Credit Fund SPV, LLC (the “SPV”), a wholly owned consolidated subsidiary of the Fund, entered into a Loan and Security Agreement (the JPM Funding Facility), as borrower (the “Borrower”), with the Fund, as the parent and portfolio manager, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent, that provides a secured credit facility of up to $150 million with a reinvestment period ending March 26, 2027 and an initial final maturity date of March 26, 2029. The JPM Funding Facility also provides for a feature that allows the Borrower, subject to certain conditions, to increase the overall size of the JPM Funding Facility to a maximum of $500 million. In addition, on March 26, 2024, the Fund, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement, pursuant to which the Borrower will either purchase certain corporate loans or receive contributions of cash or such corporate loans, (collectively, the Loans), from time to time, originated by the Fund or its affiliates.
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

On October 8, 2025, the SPV entered into a Third Amendment to the JPM Funding Facility, which provides for an increase to the maximum loan commitments available under the JPM Funding Facility to $212.5 million, with an option for the Borrower to further increase the maximum loan commitments to $250 million. In addition, the Third Amendment provides for a decrease in the interest rate on borrowings under the JPM Funding Facility from an applicable margin of 2.20% to 2.00%, in each case over Term SOFR or an alternative base rate. On October 10, 2025, the SPV elected to increase the maximum loan commitments to $250 million.
The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets held by the Borrower, including the Loans. Borrowings under the JPM Funding Facility will bear interest at Term SOFR or an alternate base rate, in each case plus an applicable margin equal to 2.00% as amended on October 8, 2025, subject to increases for default rate interest from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an upfront fee, an administrative agency fee (removed November 26, 2024) and a commitment fee on the undrawn balance of 0.60% per annum (or, during the March 26, 2024 to March 27, 2025 ramp-up
period, 0.50% per annum) as amended on April 10, 2025 on the average daily unused facility amount.
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
As of December 31, 2025 and December 31, 2024, the Fund had outstanding borrowings of $141,500,000 and $53,200,000 at a weighted average interest rate of 5.91% and 6.80%, respectively, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the years ended December 31, 2025 and December 31, 2024, the average daily outstanding borrowings for the JPM Funding Facility amounted to $73,413,880 and $12,680,385, and the weighted average interest rate was 6.32% and 7.32%, respectively.
The Fund recorded the following interest expense, unused commitment fee and other credit facility related fees on the JPM Funding Facility as Interest and credit facility expenses on the Consolidated Statements of Operations during the years ended December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
Interest expense	$4,639,695	$670,482
Unused commitment fee and administration fee	660,467	576,809
Other credit facility related fees	28,227	544,186

	$5,328,389	$1,791,477
In connection with the JPM Funding Facility, the SPV pays an upfront fee which is deferred and amortized over the life of the JPM Funding Facility using the straight-line method. During years ended December 31, 2025 and December 31, 2024, $440,958 and $234,564, respectively, of the upfront fee was amortized and included in Interest and credit facility expenses and $85,007 and $55,018, respectively, of related upfront legal fees was expensed and included in Professional fees on the Consolidated Statements of Operations. At December 31, 2025 and December 31, 2024, $2,339,166 and $1,830,038, respectively, of unamortized upfront fee is included in Deferred financing cost on the Consolidated Statements of Assets and Liabilities.
Note 6 – Shares of beneficial interest
At December 31, 2025, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 21.0%, 9.0%, and 70.0%, respectively, of the Class NAV shares of beneficial interest outstanding.
At December 31, 2024, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 32.4%, 13.9% and 53.7%, respectively of the Class NAV shares of beneficial interest outstanding.

Note 7 – Purchase and sale of securities
Purchases and sales of securities, other than short-term investments for the years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (Inception) through December 31, 2023 was as follows:

December 31, 2025		December 31, 2024		December 31, 2023
Purchases	Sales	Purchases	Sales	Purchases	Sales
$ 162,820,617	$18,819,511	$119,369,167	$14,769,563	$51,279,966	$4,023,798

Note 8 – Consolidated Financial Highlights

	For the year ended December 31, 2025	For the year ended December 31, 2024	Period from July 17, 2023 (inception) through December 31, 2023
	Class NAV	Class NAV	Class NAV
Per share operating performance
Net asset value, beginning of period	$20.80	$20.74	$20.00
Net investment income (loss) (1)	1.72	1.66	0.95
Net realized and unrealized gain (loss) on investments	(0.17)	0.04	0.26

Total from investment operations	1.55	1.70	1.21
Less distributions to common shareholders
From investment income	(1.65)	(1.64)	(0.47)
From net realized gain	(0.02)	—	—

Total distributions	(1.67)	(1.64)	(0.47)

Net asset value, end of period	$20.68	$20.80	$20.74

Total return (%) (2)	7.54%	8.47%	6.03	% (3)

Ratios and supplemental data
Net assets, end of period (in millions)	$171	$111	$66
Ratios (as a percentage of average net assets):
Expenses before reductions	7.34%	4.86%	2.28	% (4)
Expenses including reductions	6.61%	3.77%	0.48	% (4)
Interest and credit facility expenses	3.76%	1.84%	—
Incentive fees	1.22%	0.43%	—
Expenses including reductions (excluding interest and credit facility expenses and incentive fees)	1.63%	1.50%	0.48	% (4)
Net investment income	8.30%	7.82%	4.61	% (4)
Portfolio turnover	9%	15%	10%
Total debt outstanding end of period (in millions)	$142	$53	—
Asset coverage per $1,000 of debt, end of period (5)	$2,207	$3,095	—

(1)	Based on average monthly shares outstanding.
(2)	Total return would have been lower had certain expenses not been reduced during the applicable period.
(3)	Not annualized.
(4)	Annualized. Certain expenses have been presented unannualized.
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

Federal Income Tax Information (Unaudited)
For federal income tax purposes, the following information is furnished with respect to the distributions of the Fund, if any, paid during its taxable year ended December 31, 2025.
The Fund paid $
138,182
in long-term capital gain dividends.
The Fund reports the maximum amount allowable as Section 163(j) Interest Dividends.
Qualified Interest Income (QII)
Nonresident Alien (NRA) shareholders are normally subject to a 30% (or lower tax treaty rate depending on the country) NRA withholding tax on income and short-term capital gain dividends paid by a mutual fund, unless such dividends are designated as qualified interest income or qualified short- term capital gains, and therefore exempt from NRA withholding tax. Under the American Jobs Creation Act of 2004, the following percentages of ordinary dividends paid during the fiscal year ended December 31, 2025 are considered to be derived from “qualified interest income,” as defined in Section 871(k)(1)(E) of the Code.

	Q1	Q2	Q3	Q4
QII	99.68%	99.52%	99.37%	99.26%

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
and
15d-15(e)
under the Exchange Act). Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act). Under the supervision and with the participation of management, including the Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Item 9B. Other Information.
During the fiscal year ended December 31, 2025, none of our trustees or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule
10b5-1(c)
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
Executive Officers Who are Not Trustees
Information regarding our executive officers who are not Trustees is as follows:

Name (Birth Year)	Position(s) with the Fund	Principal Occupation(s) During Past 5 Years
Heidi Knapp (1970)	Treasurer and Chief Financial Officer (since 2023)	Vice President, John Hancock Life Insurance Company (U.S.A.) (since 2017, including prior positions); Vice President, John Hancock Life Insurance Company of New York (since 2017, including prior positions); Vice President, John Hancock Life & Health Insurance Company (since 2017, including prior positions); Vice President, Manulife Investment Management Private Markets (US) LLC (since 2017, including prior positions); Chief Treasurer and Chief Financial Officer, John Hancock GA Mortgage Trust (since 2019).

Mercy Bishay (1978)	Chief Compliance Officer (since January 1, 2026)
Managing Director & Associate Chief Counsel, John Hancock/Manulife- Private Markets
(September 2023 – present); Managing Director & Assistant Chief Counsel, John Hancock/Manulife—Private Markets (May 2021 – September 2023); Vice President and Senior Counsel, Global Markets, State Street Bank and Trust Company (prior to May 2021).

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

Portfolio Management
Investment Personnel
The management of our investment portfolio is the responsibility of the Advisor’s Investment Committee which is comprised of six members (currently, Vipon Ghai, Brian Albert, Joe Romic, Mike King, Jeff Bottcher and Ryan Reko). The members of the Investment Committee are not employed by us and receive no compensation from us in connection with their portfolio management activities. Biographical information relating to the Investment Committee members can be found further below.
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
Members of the Investment Committee Who Are Not Our Trustees or Executive Officers
Vipon Ghai, Senior Managing Director - Mr. Ghai is Senior Managing Director and Global Head of Private Equity at Manulife. He is responsible for a portfolio and team that manages over US$25 billion in private equity, mezzanine and private credit investments. In addition, Mr. Ghai also serves on the Investment Committees of all Private Equity and Credit products including the Senior Loans strategy. Mr. Ghai is a Certified Public Accountant (CPA, CMA) and a Chartered Financial Analyst (CFA) and holds an Honours Bachelor of Business Administration degree from Wilfrid Laurier University. He has over 31 years of experience including 24 years in Private Equity, 4 years in Corporate and Investment Banking and 3 years of operational experience. Mr. Ghai is currently and has been on the Board of Directors of several public and private companies in the US and Canada.
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
Compensation of Trustees
The Fund compensates each Trustee who is not an Interested Trustee. For the fiscal year ended December 31, 2025, the Independent Trustees received an annual fee of $87,500 (prorated for any partial year). The chair of the Audit Committee and Nominating and Governance Committee received an additional fee of $17,000 per year. We are also authorized to pay the reasonable out-of-pocket
expenses for each Independent Trustee incurred in connection with fulfillment of his or her duties as Independent Trustees.
We have obtained directors’ and officers’ liability insurance on behalf of our trustees and officers. We do not have a profit-sharing or retirement plan, and Trustees do not receive any pension or retirement benefits. No compensation is paid to trustees who are “interested persons.” The Board of Trustees reviews and determines the compensation of the Independent Trustees.
The compensation table below sets forth total compensation that each Trustee was paid for the year ended December 31, 2025:

	Total Compensation from the Fund	Total Compensation from the Fund Complex (1)
Hassell H. McClellan	$34,833	$886,724
Grace K. Fey	$29,167	$672,996
Deborah C. Jackson	$29,167	$597,996
Interested Trustee
Ian Roke (2)	$0	$0

(1)	The “Fund Complex” consists of the Fund and each other fund advised by the Advisor or the Advisor’s affiliate, John Hancock Investment Management LLC.
(2)	Mr. Roke is an Interested Trustee and, as such, does not receive compensation from the Fund or the Fund Complex for his services as trustee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of February 25, 2026, the beneficial ownership information with respect to our Class NAV shares for each Trustee, the Fund’s officers, those persons who directly or indirectly own, control or hold with the power to vote 5.0% or more of our outstanding Class NAV shares and all officers and Trustees, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. The address for each Trustee and officer listed below is c/o Manulife Private Credit Fund, 197 Clarendon Street, Boston, MA 02116.

Percentage of Class NAV shares outstanding
Name Five Percent Shareholders	Type of Ownership	Shares owned	Percentage
Manufacturers Life Reinsurance Limited(1)	Beneficial	744,978.07	9.02%
Manulife International Limited (Hong Kong)(2)	Beneficial	1,738,282.15	21.06%
Manulife Private Credit Plus Fund(3)	Beneficial	5,773,119.37	69.92%
Independent Trustees
Hassell H. McClellan	N/A	—	—
Grace K. Fey	N/A	—	—
Deborah C. Jackson	N/A	—	—
Interested Trustee
Ian Roke	N/A	—	—
Executive Officers Who Are Not Trustees
Heidi Knapp	N/A	—	—
Christopher Sechler	N/A	—	—
Mercy Bishay	N/A	—	—
All Trustees and Executive Officers as a Group (7 persons)		—	—%

(1)	The Goddard Building Haggatt Hall, St. Michael, C8 BB11059
(2)	22 F Manulife Financial Center, 223-231Wai Yip Street, Kwun Tong Kowloon, K3 999077
(3)	200 Berkeley Street, Boston, MA 02116

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

Investment Advisory Agreement and Service Agreement

Pursuant to the Investment Advisory Agreement, the Advisor provides us with investment advisory services for which we pay the Advisor a Management Fee, monthly in arrears, at an annual rate of 1.25% of the value of the Fund’s monthly net assets, as well as an Incentive Fee based on performance commencing on and after October 3, 2024. For a two-year term, beginning on the BDC Election Date and ending on October 3, 2025, the Advisor agreed to the Management Fee Waiver. See “Item 1. Business – Management Agreements” for a description of how the fees payable to the Advisor are determined.

For the year ended December 31, 2025, the amount of the Management Fee incurred was $1.9 million, of which $1.1 million was waived or reimbursed by the Advisor pursuant to the Management Fee Waiver or the Expense Limitation and Reimbursement Agreement.

For the year ended December 31, 2024, the amount of the Management Fee incurred was $1.4 million, of which $1.2 million was waived or reimbursed by the Advisor pursuant to the Management Fee Waiver or the Expense Limitation and Reimbursement Agreement.

For the period from July 17, 2023 (inception) to December 31, 2023, the amount of the Management Fee incurred was $0.18 million, all of which was waived or reimbursed by the Advisor pursuant to the Management Fee Waiver or the Expense Limitation and Reimbursement Agreement.

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

For the year ended December 31, 2025, the amount of incentive fee incurred was $1.9 million pursuant to the Investment Advisory Agreement.

For the year ended December 31, 2024, the amount of incentive fee incurred was $0.469 million pursuant to the Investment Advisory Agreement.

There was no Incentive Fee incurred for the period from July 17, 2023 (inception) to December 31, 2023 as commencement of the Incentive Fee was October 3, 2024.

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

For the years ended December 31, 2025 and December 31, 2024, and the period from July 17, 2023 (inception) to December 31, 2023 the amount incurred related to the Service Agreement was $0.05 million, $0.03 million and $0.01 million respectively.

Expense Limitation and Reimbursement Agreement

The Fund has entered into an Expense Limitation Agreement with the Advisor. The Advisor and the Fund may extend the Limitation Period for a period of one year on an annual basis. Pursuant to the Expense Limitation Agreement, the Advisor has agreed that it will pay, absorb or reimburse the Fund’s aggregate monthly Expenses on the Fund’s behalf (which, for the avoidance of doubt, may include any Expenses incurred prior to the effective date of the Investment Advisory Agreement), to ensure that the Fund’s aggregate monthly Expenses during the Limitation Period do not exceed the Expense Cap. For any month in which the Fund’s aggregate monthly Expenses exceed the Expense Cap, the Advisor will make a Required Expense Payment to the extent necessary to eliminate such excess. The Advisor may also directly pay expenses on behalf of the Fund and waive reimbursement under the Expense Limitation Agreement. See “Item 1. Business – Management Agreements—Expense Limitation and Reimbursement Agreement”

The expense reductions described above amount to about $1.1 million, $1.2 million and $0.9 million for the years ended December 31, 2025 and December 31, 2024, and the period from July 17, 2023 (inception) to December 31, 2023, respectively.

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

During the year ended December 31, 2025, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $194,547,856, including unfunded commitments of $62,668,138.

During the year ended December 31, 2024, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $168,490,435, including unfunded commitments of $56,575,687.

During the period July 17, 2023 (inception) to December 31, 2023 commitments entered into by the Fund pursuant to the Exemptive Order amounted to $11,493,732, including unfunded commitments of $3,468,331.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Ernst & Young LLP for the Fund for the audit of the Fund’s annual financial statements or services that are normally provided by the accountant(s) in connection with statutory and regulatory filings or engagements amounted to $190,000, $190,000 and $160,000 for the years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023, respectively. These fees were billed to the Fund and were approved by the Fund’s Audit Committee.

Audit-Related Services

Audit-related fees are for any services by Ernst & Young LLP rendered to the Fund that are reasonably related to the performance of the audit or reviews of the Fund’s financial statements (but not reporting as audit fees above) and billed to the Fund or to the Fund’s Advisor, and any entity controlling, controlled by, or under common control with the Advisor (“control affiliates”). The aggregate audit-related fees billed by Ernst &Young LLP amounted to $0, $0 and $5,000 for the years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023, respectively. The nature of the services comprising the audit-related fees was the review of the Fund’s registration statement.

Tax Fees

The aggregate fees for the Fund billed for professional services rendered by Ernst & Young LLP for the tax compliance, tax advice and tax planning (“tax fees”) amounted to $15,750, $15,750 and $23,250 for the years ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023, respectively. The nature of the services comprising the tax fees was the review of the Fund’s tax returns and tax distribution requirements. These fees were billed to the Fund and were approved by the Fund’s Audit Committee.

All Other Fees

All other fees billed to the Fund or control affiliates for products and services provided by Ernst & Young LLP amounted to $0 for the year ended December 31, 2025 and December 31, 2024 and the period from July 17, 2023 (inception) to December 31, 2023.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Documents Filed as Part of this Report

The following documents are filed as part of this annual report:

(1)	Financial Statements - Financial statements are included in Item 8. See the Index to the financial statements on page 74 of this annual report on Form 10-K.

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

(b) Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

Exhibit	Description

3.1	Certificate of Trust(1)

3.2	Certificate of Amendment to Certificate of Trust(1)

3.3	Amended and Restated Agreement and Declaration of Trust(2)

3.4	Bylaws(1)

4.1	Form of Subscription Agreement(2)

4.2	Description of Securities(3)

10.1	Investment Advisory Agreement(1)

10.2	Amended and Restated Service Agreement(1)

10.3	Custody Agreement(2)

10.4	Form of Expense Limitation and Reimbursement Agreement(4)

10.5	Expense Limitation Agreement(10)

10.6	Dividend Reinvestment Plan(1)

10.7	Placement Agency Agreement(1)

10.8	Services Agreement by and between the Fund and SS&C Technologies, Inc.(1)

10.9	Service Level Agreement(2)

10.10	Amendment to the Service Level Agreement(2)

10.11	Form of Fund of Funds Investment Agreement(3)

10.12	Intercompany Revolving Promissory Note(3)

10.13	Loan and Security Agreement, dated March 26, 2024, among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent(5)

10.14	Sale and Contribution Agreement, dated March 26, 2024, between Manulife Private Credit Fund, as seller, and Manulife Private Credit Fund SPV, LLC, as purchaser(6)

10.15	First Amendment to Loan and Security Agreement dated November 26, 2024 among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent(7)

10.16	Second Amendment to Loan and Security Agreement dated April 10, 2025 among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent(8)

10.17	Third Amendment to Loan and Security Agreement dated October 8, 2025 among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent(9)

14.1	Sarbanes-Oxley Code of Ethics(3)

14.2	Code of Ethics of the Fund(3)

21.1	List of Subsidiaries(11)

24.1	[Reserved]

24.2	Power of Attorney for Hassell H. McClellan*

24.3	Power of Attorney for Grace K. Fey*

24.4	Power of Attorney for Deborah C. Jackson*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *

101.SCHS	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*

*	Filed herewith
(1)	Incorporated by reference to the Fund’s Form 10-12G filed by the Fund on August 4, 2023 (File No. 000-56578).
(2)	Incorporated by reference to Amendment No. 1 to the Fund’s Form 10-12G filed by the Fund on September 19, 2023 (File No. 000-56578).
(3)	Incorporated by reference to the Fund’s Annual Report on Form 10-K filed on February 28, 2024 (File No. 814-01664).
(4)	Incorporated by reference to the Fund’s Quarterly Report on Form 10-Q filed on August 13, 2024 (File No. 814-01664).
(5)	Incorporated by reference to Exhibit 10.1 to the Fund’s Current Report on Form 8-K, filed March 27, 2024 (File No. 814-01664).
(6)	Incorporated by reference to Exhibit 10.2 to the Fund’s Current Report on Form 8-K, filed March 27, 2024 (File No. 814-01664).
(7)	Incorporated by reference to Exhibit 10 to the Fund’s Current Report on Form 8-K, filed November 27, 2024 (File No. 814-01664).
(8)	Incorporated by reference to Exhibit 10 to the Fund’s Current Report on Form 8-K, filed April 14, 2025 (File No. 814-01664).
(9)	Incorporated by reference to Exhibit 10 to the Fund’s Current Report on Form 8-K, filed October 14, 2025 (File No. 814-01664).
(10)	Incorporated by reference to Exhibit 10.1 to the Fund’s Quarterly Report on Form 10-Q filed on August 12, 2025 (File No. 814-01664).
(11)	Incorporated by reference to Exhibit 21.1 to the Fund’s Annual Report on Form 10-K filed on February 27, 2025 (File No. 814-01664).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K (the “Annual Report”) to be signed on its behalf by the undersigned thereunto duly authorized.

MANULIFE PRIVATE CREDIT FUND

Date: February 25, 2026	By:	/s/ Ian Roke
Name: Ian Roke
Title: Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ian Roke Ian Roke	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 25, 2026

/s/ Heidi Knapp Heidi Knapp	Chief Financial Officer (Principal Financial Officer)	February 25, 2026

/s/ Hassell H. McClellan* Hassell H. McClellan	Trustee and Chairman of the Board of Trustees	February 25, 2026

/s/ Grace K. Fey* Grace K. Fey	Trustee	February 25, 2026

/s/ Deborah C. Jackson* Deborah C. Jackson	Trustee	February 25, 2026

*By:	/s/ Betsy Anne Seel
Betsy Anne Seel
As Attorney-In-Fact

*

The original powers of attorney authorizing Betsy Anne Seel to execute this Annual Report, and any amendments thereto, for the trustees of the Registrant on whose behalf this Annual Report is filed have been executed and filed as an Exhibit hereto.