Form 10-Q
period 2026-03-31
Manulife Private Credit Fund
filed 2026-05-12
CIK 1988280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
12b-2
of the Exchange Act). Yes ☐ No ☒
As of March 31, 2026, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”). The number of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of May 12, 2026, was 8,256,380.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
Manulife Private Credit Fund
Consolidated Schedule of Investments
3-31-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 238.9% (Cost $406,196,317)				$405,089,081
Consumer discretionary 52.1%				88,408,087

Distributors 8.8%
All Glass & Window Holdings, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 4.750%) (C)	8.417	03-26-31	1,282,051	1,272,436
All Glass & Window Holdings, Inc., Revolver (C)	—	03-26-31	769,231	763,462
All Glass & Window Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.426	03-26-31	3,606,815	3,579,764
Eastern Communications Solutions, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	12-30-30	3,507,085	3,480,782
Eastern Communications Solutions, Inc., Revolver (C)	—	12-30-30	1,031,519	1,023,782
Eastern Communications Solutions, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	12-30-30	4,906,375	4,869,578
Diversified consumer services 28.9%
Capital Construction LLC, 3rd Amendment Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.561	10-22-26	409,556	400,341
Capital Construction LLC, Add-On Delayed Draw Term Loan (1, 3 and 6 month CME Term SOFR + 5.750%) (D)	9.617	10-22-26	493,325	482,225
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.517	10-22-26	322,466	315,210
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.518	10-22-26	1,119,585	1,094,395
Capital Construction LLC, Delayed Draw Term Loan A (3 month CME Term SOFR + 5.750%) (D)	9.561	10-22-26	216,698	211,822
Capital Construction LLC, Revolver (1 month CME Term SOFR + 5.750%) (C)	9.587	10-22-26	508,039	496,608
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.518	10-22-26	825,936	807,352
GarageCo Intermediate II LLC, Delayed Draw Term Loan (C)	—	08-02-32	2,289,562	2,278,114
GarageCo Intermediate II LLC, Revolver (C)	—	08-02-32	686,869	683,434
GarageCo Intermediate II LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	7.910	08-02-32	1,556,902	1,549,118
Impact Climate Technologies LLC, Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 6.000%) (C)	8.536	04-04-30	711,718	702,822
Impact Climate Technologies LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.817	04-04-30	2,010,605	1,985,472
Leap Service Partners LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.931	03-15-29	1,732,700	1,732,700
Leap Service Partners LLC, Delayed Draw Term Loan B (3 month CME Term SOFR + 5.250%) (D)	8.924	03-15-29	2,008,810	2,008,810
Leap Service Partners LLC, Delayed Draw Term Loan C (3 month CME Term SOFR + 5.250%) (C)	8.950	03-15-29	3,523,771	3,523,771
Leap Service Partners LLC, Revolver (1 month CME Term SOFR + 5.250%) (C)	8.922	03-15-29	588,235	588,235
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.918	03-15-29	1,613,605	1,613,605
O2B Early Education Holding, Inc., Delayed Draw Term Loan (C)	—	05-29-31	1,361,162	1,361,162
O2B Early Education Holding, Inc., Revolver (C)	—	05-29-31	680,581	680,581
O2B Early Education Holding, Inc., Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.173	05-29-31	2,026,429	2,026,429
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-26 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Consumer discretionary (continued)
Diversified consumer services (continued)
P.J. Fitzpatrick LLC, Delayed Draw Term Loan (C)	—	08-01-31	1,416,667	$1,406,042
P.J. Fitzpatrick LLC, Revolver (C)	—	08-01-31	1,062,500	1,054,531
P.J. Fitzpatrick LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.410	08-01-31	4,369,708	4,336,936
Perennial Services Group LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.500%) (C)	8.168	12-23-32	3,628,006	3,582,656
Perennial Services Group LLC, Revolver (3 month CME Term SOFR + 4.500%) (C)	8.200	12-23-32	806,223	796,146
Perennial Services Group LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.200	12-23-32	4,971,711	4,909,565
Prestige Backyards LLC, Delayed Draw Term Loan (C)	—	08-07-31	2,090,164	2,069,262
Prestige Backyards LLC, Revolver ( Prime rate + 4.000%) (C)	10.750	08-07-31	1,393,443	1,379,508
Prestige Backyards LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	8.681	08-07-31	5,003,852	4,953,808
Hotels, restaurants and leisure 7.1%
Bandon Fitness, Inc., 4th Amendment Delayed Draw Term Loan (C)	—	07-27-28	1,705,489	1,590,368
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	9.810	07-27-28	541,839	505,265
Bandon Fitness, Inc., Revolver (3 month CME Term SOFR + 6.000%)	9.821	07-27-28	115,133	107,361
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.817	07-27-28	1,450,059	1,352,180
Rocket Holdco Intermediate II LLC, Revolver (C)	—	06-17-31	801,887	795,873
Rocket Holdco Intermediate II LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.200	06-17-31	3,438,170	3,412,384
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	8.924	06-18-29	1,602,455	1,518,326
Star Logistics & Hospitality Services LLC, Revolver (Prime rate + 4.250% and 3 month CME Term SOFR + 5.250%) (C)	9.093	06-18-29	535,714	507,589
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.936	06-18-29	2,315,893	2,194,308
Household durables 2.6%
Simon Pearce LLC, Revolver (C)	—	10-21-30	642,857	638,036
Simon Pearce LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.168	10-21-30	3,808,929	3,780,362
Leisure products 2.2%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	528,000
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	06-18-27	3,283,933	3,283,933
Specialty retail 2.5%
RPC TopCo, Inc., Revolver (C)	—	09-02-31	545,455	540,000
RPC TopCo, Inc., Term Loan (6 month CME Term SOFR + 4.500%) (D)	8.245	09-02-31	3,670,341	3,633,638

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-26 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Consumer staples 19.3%				$32,644,714

Consumer staples distribution and retail 6.6%
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.528	12-28-29	534,630	534,630
PAK Quality Foods Acquisition LLC, Revolver (1 month CME Term SOFR + 5.750%) (C)	9.528	12-28-29	313,433	313,433
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.528	12-28-29	2,084,507	2,084,507
TruSource Foods LLC, Delayed Draw Term Loan (C)	—	08-01-31	1,109,256	1,092,618
TruSource Foods LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	08-01-31	1,279,811	1,260,614
TruSource Foods LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	8.700	08-01-31	641,509	631,887
TruSource Foods LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	08-01-31	5,341,064	5,260,948
Food products 12.7%
Foodscience LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 4.750%) (C)	8.348	11-14-31	2,436,576	2,406,119
Foodscience LLC, Revolver (6 month CME Term SOFR + 4.750%) (C)	8.490	11-14-31	763,889	754,340
Foodscience LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.495	11-14-31	2,263,021	2,234,733
GSF Buyer LLC, Delayed Draw Term Loan (C)	—	04-30-31	1,361,162	1,350,953
GSF Buyer LLC, Revolver (C)	—	04-30-31	680,581	675,476
GSF Buyer LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.417	04-30-31	2,026,429	2,011,231
Hill Country Dairies, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.423	08-01-30	994,355	971,982
Hill Country Dairies, Inc., Revolver (C)	—	08-01-30	725,806	709,476
Hill Country Dairies, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.423	08-01-30	2,645,202	2,585,685
Wheat Holdings LLC, Delayed Draw Term Loan (C)	—	10-15-30	2,742,268	2,721,701
Wheat Holdings LLC, Revolver (C)	—	10-15-30	979,381	972,036
Wheat Holdings LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	7.922	10-15-30	4,103,119	4,072,345
Financials 9.5%				16,129,364

Capital markets 6.2%
Rome Borrower LLC, Delayed Draw Term Loan (C)	—	01-14-33	1,019,012	1,008,822
Rome Borrower LLC, Revolver (C)	—	01-14-33	344,313	340,870
Rome Borrower LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	7.950	01-14-33	1,273,765	1,261,028
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.418	10-13-28	919,146	909,954
Steward Partners Global Advisory LLC, Delayed Draw Term Loan C (1 month CME Term SOFR + 4.750%) (C)	8.418	10-13-28	5,150,801	5,099,293
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	955,881	946,322
Steward Partners Global Advisory LLC, Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.418	10-13-28	902,419	893,394

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-26 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Financials (continued)
Insurance 3.3%
Stellar Buyer LLC, 1st Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	11-12-30	390,789	$384,928
Stellar Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	8.700	11-12-30	1,632,243	1,607,760
Stellar Buyer LLC, Revolver (C)	—	11-12-30	819,536	807,243
Stellar Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	11-12-30	2,913,452	2,869,750
Health care 51.5%				87,393,475

Health care equipment and supplies 6.5%
CPC/Cirtec Holdings, Inc., Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	01-30-29	1,577,925	1,573,980
CPC/Cirtec Holdings, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	01-30-29	2,115,038	2,109,750
LTC Consulting Services LLC, Revolver (C)	—	05-01-31	454,545	452,273
LTC Consulting Services LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.161	05-01-31	6,992,614	6,957,651
Health care providers and services 45.0%
ARC Health Operating Company LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.450	10-10-30	3,255,064	3,214,376
ARC Health Operating Company LLC, Revolver (C)	—	10-10-30	768,142	758,541
ARC Health Operating Company LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.450	10-10-30	3,790,936	3,743,549
Beacon Behavioral Holdings LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (C)	9.200	06-21-29	2,805,702	2,791,674
Beacon Behavioral Holdings LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.202	06-21-29	3,237,021	3,220,836
Beacon Behavioral Holdings LLC, Revolver ( Prime rate + 4.500%) (C)	11.250	06-21-29	114,512	113,939
Beacon Behavioral Holdings LLC, Term Loan (15.000% PIK )	15.000	06-21-30	1,216,722	1,210,638
CRH Healthcare Purchaser, Inc., Delayed Draw Term Loan (C)	—	09-17-31	489,979	486,305
CRH Healthcare Purchaser, Inc., Revolver (C)	—	09-17-31	195,992	194,522
CRH Healthcare Purchaser, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.951	09-17-31	2,145,130	2,129,041
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.500%)	10.282	02-28-29	689,920	650,250
In Vitro Sciences LLC, Revolver (3 month CME Term SOFR + 6.500%) (C)	10.428	02-28-29	177,778	167,556
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 6.500%) (D)	10.282	02-28-29	3,048,889	2,873,578
Midwest Eye Services LLC, Delayed Draw Term Loan A (3 month CME Term SOFR + 4.500%) (D)	8.350	08-20-27	1,224,569	1,224,569
Midwest Eye Services LLC, Delayed Draw Term Loan B (3 month CME Term SOFR + 4.500%) (C)	8.350	08-20-27	2,808,313	2,808,313
Midwest Eye Services LLC, Revolver (C)	—	08-20-27	704,931	704,931
Midwest Eye Services LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.350	08-20-27	727,443	727,443
NE Ortho Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)(D)	8.700	12-13-30	8,852,650	8,764,123

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-26 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
NE Ortho Management Services LLC, Revolver (C)	—	12-13-30	553,291	$547,758
OIS Management Services LLC, 3rd Amendment Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.450	11-16-28	948,354	948,354
OIS Management Services LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.450	11-16-28	2,321,147	2,321,147
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.450	11-16-28	543,768	543,768
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.450	11-16-28	1,409,177	1,409,177
Pediatric Home Respiratory Services LLC, Add-On Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.099	12-23-30	3,505,385	3,487,858
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (C)	—	12-23-30	900,000	895,500
Pediatric Home Respiratory Services LLC, Revolver (3 month CME Term SOFR + 5.500%) (C)	9.187	12-23-30	500,000	497,500
Pediatric Home Respiratory Services LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.178	12-23-30	4,554,000	4,531,230
Redwood MSO LLC, Delayed Draw Term Loan (Prime rate + 4.500% and 3 month CME Term SOFR + 5.500%) (C)(D)	9.710	12-20-29	784,116	774,315
Redwood MSO LLC, Revolver (Prime rate + 4.500% and 3 month CME Term SOFR + 5.500%) (C)	10.919	12-20-29	337,079	332,865
Redwood MSO LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.200	12-20-29	4,815,449	4,755,256
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.661	02-14-29	1,041,821	1,039,216
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.900%) (D)	9.011	02-14-29	2,258,519	2,252,873
Refocus Management Services LLC, Revolver (C)	—	02-14-29	210,526	210,000
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	02-14-29	2,682,105	2,675,400
The Smilist DSO LLC, 2024-1 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.700	04-04-29	689,688	689,688
The Smilist DSO LLC, 2024-2 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.961	04-04-29	553,879	548,341
The Smilist DSO LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)(D)	8.950	04-04-29	1,997,668	1,997,668
The Smilist DSO LLC, Revolver (C)	—	04-04-29	140,351	140,351
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.700	04-04-29	2,551,053	2,551,053
VPD Management, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (C)	9.450	11-02-27	3,013,397	3,005,863
VPD Management, Inc., Revolver (Prime rate + 4.750% and 3 month CME Term SOFR + 5.750%) (C)	10.284	11-02-27	228,571	228,000
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.450	11-02-27	731,429	729,600
Wildcat Purchaser LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.500%) (C)	8.201	05-08-31	937,647	928,270
Wildcat Purchaser LLC, Revolver (C)	—	05-08-31	312,735	309,607

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-26 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
Wildcat Purchaser LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.200	05-08-31	2,017,529	$1,997,353
Industrials 82.9%				140,566,034

Air freight and logistics 2.6%
PNB Holdings III LLC, Delayed Draw Term Loan (C)	—	09-17-30	1,227,273	1,224,205
PNB Holdings III LLC, Revolver (C)	—	09-17-30	818,182	816,136
PNB Holdings III LLC, Term Loan (6 month CME Term SOFR + 4.500%) (D)	8.098	09-17-30	2,417,727	2,411,683
Building products 7.6%
DAWGS Intermediate Holding Company, Revolver (3 month CME Term SOFR + 4.500%) (C)	8.188	03-28-31	378,558	377,612
DAWGS Intermediate Holding Company, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.200	03-28-31	1,529,073	1,525,251
Integrated Openings Solutions LLC, 4th Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.661	11-20-29	273,079	268,983
Integrated Openings Solutions LLC, 5th Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.661	11-20-29	359,300	353,910
Integrated Openings Solutions LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.661	11-20-29	4,098,729	4,037,248
Integrated Openings Solutions LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	8.661	11-20-29	379,121	373,434
Vybond Buyer LLC, Delayed Draw Term Loan (C)	—	02-03-32	1,051,402	1,043,516
Vybond Buyer LLC, Revolver (C)	—	02-03-32	788,551	782,637
Vybond Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.450	02-03-32	4,128,846	4,097,880
Commercial services and supplies 23.9%
Air Buyer, Inc., Revolver ( Prime rate + 4.500%) (C)	11.250	07-23-30	340,909	324,716
Air Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.171	07-23-30	3,357,955	3,198,452
American Combustion Industries, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 5.250%) (D)	9.018	08-31-28	802,142	764,040
American Combustion Industries, Inc., Delayed Draw Term Loan B (1 month CME Term SOFR + 5.250%) (C)	9.018	08-31-28	956,776	911,329
American Combustion Industries, Inc., Revolver (1 month CME Term SOFR + 5.250%) (C)	9.018	08-31-28	359,168	342,108
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.250%) (D)	9.018	08-31-28	2,333,402	2,222,566
BCTS Parent LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (C)	8.667	12-26-31	970,604	970,604
BCTS Parent LLC, Incremental Delayed Draw Term Loan (C)	—	12-26-31	2,880,800	2,880,800
BCTS Parent LLC, Revolver (C)	—	12-26-31	354,484	354,484
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.673	12-26-31	1,386,033	1,386,033
Beary Landscaping LLC, 3rd Amendment Term Loan A (1 month CME Term SOFR + 5.000%) (D)	8.670	12-21-29	668,312	668,312
Beary Landscaping LLC, 4th Amendment Term Loan A (1 month CME Term SOFR + 5.000%) (D)	8.671	12-21-29	372,847	372,847

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-26 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
Beary Landscaping LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (D)	8.676	12-21-29	418,310	$418,310
Beary Landscaping LLC, Revolver (1 month CME Term SOFR + 5.000%) (C)	8.676	12-21-29	422,535	422,535
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	8.668	12-21-29	2,106,444	2,106,444
Diverzify Intermediate LLC, Delayed Draw Term Loan (D)	10.000	05-11-27	101,815	101,815
Diverzify Intermediate LLC, Roll Up Term Loan (D)	10.000	05-11-27	101,815	101,815
Diverzify Intermediate LLC, Term Loan (6 month CME Term SOFR + 5.750%) (D)	9.816	05-11-27	2,493,899	2,126,049
Identiti Resources LLC, Revolver (C)	—	11-01-29	385,195	382,306
Identiti Resources LLC, Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.418	11-01-29	4,464,167	4,430,685
Renovation Systems LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.700	01-24-28	1,083,284	988,496
Renovation Systems LLC, Add-On Delayed Draw Term Loan D (3 month CME Term SOFR + 6.000%) (C)	9.627	01-24-28	272,787	248,918
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.700	01-24-28	247,381	225,735
Renovation Systems LLC, Revolver (3 and 6 month CME Term SOFR + 6.000%)	9.671	01-24-28	125,263	114,302
Renovation Systems LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.700	01-24-28	3,697,931	3,374,362
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%) (D)	9.518	09-30-27	1,481,133	1,462,619
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.518	09-30-27	153,654	151,733
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.518	09-30-27	1,008,259	995,656
Security Services Acquisition Sub Corp., Add-On Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.518	09-30-27	413,925	408,751
Security Services Acquisition Sub Corp., Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.518	09-30-27	594,843	587,408
StartKleen Legacy Holdings LLC, Delayed Draw Term Loan (C)	—	03-14-31	1,282,051	1,275,641
StartKleen Legacy Holdings LLC, Revolver (C)	—	03-14-31	1,025,641	1,020,513
StartKleen Legacy Holdings LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.175	03-14-31	3,173,077	3,157,212
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.512	09-07-28	583,888	583,888
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	231,302
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.269	09-07-28	1,304,379	1,294,597
Construction and engineering 1.9%
Magic Valley Electric LLC, Delayed Draw Term Loan (C)	—	04-07-31	1,526,252	1,510,989
Magic Valley Electric LLC, Revolver (C)	—	04-07-31	305,250	302,198
Magic Valley Electric LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.178	04-07-31	1,359,890	1,346,291

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-26 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Machinery 7.9%
Lindstrom LLC, Revolver (6 month CME Term SOFR + 5.500%) (C)	9.245	12-30-32	1,209,767	$1,185,572
Lindstrom LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.245	12-30-32	8,196,173	8,032,250
Rapid Buyer LLC, Delayed Draw Term Loan (C)	—	10-15-30	1,295,585	1,266,435
Rapid Buyer LLC, Revolver (C)	—	10-15-30	647,793	633,217
Rapid Buyer LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.527	10-15-30	2,365,998	2,312,763
Professional services 21.4%
CPS Holdco, Inc., Delayed Draw Term Loan A (3 month CME Term SOFR + 4.750%) (D)	8.423	03-28-31	1,359,598	1,339,204
CPS Holdco, Inc., Delayed Draw Term Loan B (3 month CME Term SOFR + 4.750%) (C)	8.411	03-28-31	1,497,939	1,475,470
CPS Holdco, Inc., Revolver (C)	—	03-28-31	705,128	694,551
CPS Holdco, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.450	03-28-31	2,636,827	2,597,275
Galloway & Company LLC, Delayed Draw Term Loan (C)	—	05-05-31	1,970,228	1,965,302
Galloway & Company LLC, Revolver (C)	—	05-05-31	656,743	655,101
Galloway & Company LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	7.950	05-05-31	4,301,992	4,291,237
Health Management Associates, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.250%) (D)	9.011	03-30-29	219,378	219,378
Health Management Associates, Inc., Revolver (C)	—	03-30-29	124,004	124,004
Health Management Associates, Inc., Term Loan (3 month CME Term SOFR + 6.250%) (D)	9.011	03-30-29	1,697,354	1,697,354
HMN Acquirer Corp., Delayed Draw Term Loan (C)	—	11-05-31	1,041,667	1,036,458
HMN Acquirer Corp., Revolver (C)	—	11-05-31	625,000	621,875
HMN Acquirer Corp., Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.200	11-05-31	2,797,917	2,783,927
Purple Cow Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	8.684	11-05-30	1,041,371	1,036,164
Purple Cow Buyer LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	8.660	11-05-30	277,835	276,446
Purple Cow Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.660	11-05-30	1,646,172	1,637,941
ToxStrategies LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.450	11-12-31	1,707,833	1,695,024
ToxStrategies LLC, Revolver (C)	—	11-12-31	798,319	792,332
ToxStrategies LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.450	11-12-31	6,973,519	6,921,218
WeLocalize, Inc., Delayed Draw Term Loan (6 month CME Term SOFR + 5.000%) (D)	8.695	05-31-27	506,073	501,013
WeLocalize, Inc., Incremental Term Loan (6 month CME Term SOFR + 5.000%) (D)	8.695	05-31-27	1,993,909	1,973,970
WeLocalize, Inc., Revolver (Prime rate + 4.000% and 6 month CME Term SOFR + 5.000%) (C)	9.267	05-31-27	421,597	417,381
WeLocalize, Inc., Term Loan (6 month CME Term SOFR + 5.000%) (D)	8.695	05-31-27	1,517,244	1,502,072

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-26 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors 17.6%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 6.500%) (D)	10.168	12-24-29	905,565	$885,189
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 6.500%) (D)	10.168	12-24-29	285,968	279,533
BLP Buyer, Inc., Revolver (1 and 6 month CME Term SOFR + 6.500%) (C)	10.168	12-24-29	290,323	283,790
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 6.500%) (D)	10.168	12-24-29	2,377,016	2,323,533
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	9.018	05-03-27	2,114,736	2,098,875
Krayden Holdings, Inc., Add-On Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.450	03-01-29	862,547	853,922
Krayden Holdings, Inc., Delayed Draw Term Loan A (3 month CME Term SOFR + 4.750%) (D)	8.450	03-01-29	256,753	254,186
Krayden Holdings, Inc., Delayed Draw Term Loan B (3 month CME Term SOFR + 4.750%) (D)	8.450	03-01-29	256,753	254,186
Krayden Holdings, Inc., Delayed Draw Term Loan C (3 month CME Term SOFR + 4.750%) (C)	8.450	03-01-29	873,895	865,156
Krayden Holdings, Inc., Revolver (3 month CME Term SOFR + 4.750%) (C)	8.450	03-01-29	574,269	568,526
Krayden Holdings, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.450	03-01-29	1,347,113	1,333,641
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.823	08-31-28	822,757	800,131
M&D Midco, Inc., 3rd Amendment Delayed Draw Term Loan (C)	—	08-31-28	1,026,393	998,167
M&D Midco, Inc., 3rd Amendment Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.823	08-31-28	1,435,881	1,396,394
M&D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.823	08-31-28	488,763	475,322
M&D Midco, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	9.802	08-31-28	763,871	742,865
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.823	08-31-28	1,383,675	1,345,624
SurfacePrep Buyer LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 5.000%) (D)	8.609	02-04-30	541,942	541,942
SurfacePrep Buyer LLC, Incremental Delayed Draw Term Loan (6 month CME Term SOFR + 5.000%) (C)(D)	8.615	02-04-30	816,514	816,514
SurfacePrep Buyer LLC, Revolver (6 month CME Term SOFR + 5.000%) (C)	8.619	02-04-30	547,945	547,945
SurfacePrep Buyer LLC, Term Loan (6 month CME Term SOFR + 5.000%) (D)	8.619	02-04-30	2,853,288	2,853,288
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	10-03-28	331,928	331,928
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	10-03-28	146,016	146,016
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	10-03-28	1,520,449	1,520,449
Xenon Arc, Inc., 2024-1 Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.520	12-20-28	3,930,000	3,890,700

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-26 (Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors (continued)
Xenon Arc, Inc., 2025-1 Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.550	12-20-28	2,989,800	$2,959,902
Information technology 16.0%				27,158,044

IT services 10.0%
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan A (3 month CME Term SOFR + 5.000%) (D)	8.700	12-31-30	1,006,780	999,229
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan B (3 month CME Term SOFR + 5.000%) (C)	8.700	12-31-30	1,010,695	1,003,115
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan C (C)	—	12-31-30	287,770	285,612
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan D (C)	—	12-31-30	287,770	285,612
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan E (C)	—	12-31-30	287,770	285,612
AC Blackpoint Acquisition, Inc., Revolver (C)	—	12-31-30	508,475	504,661
AC Blackpoint Acquisition, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.700	12-31-30	3,263,771	3,239,293
AIDC IntermediateCo LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	8.918	07-22-27	2,114,887	2,112,772
Hy-Tek Opco LLC, Revolver (C)	—	09-19-28	851,942	847,682
Hy-Tek Opco LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.200	09-19-28	4,492,714	4,470,250
Jetson Buyer, Inc., Revolver ( Prime rate + 4.500%) (C)	11.250	04-09-30	443,656	442,547
Jetson Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.200	04-09-30	2,571,761	2,565,332
Software 6.0%
Chime Holdco LLC, Revolver (C)	—	10-11-32	496,966	490,754
Chime Holdco LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.450	10-11-32	4,224,210	4,171,407
QM Buyer, Inc., Delayed Draw Term Loan (C)	—	12-06-30	1,222,222	1,222,222
QM Buyer, Inc., Revolver (C)	—	12-06-30	611,111	611,111
QM Buyer, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.450	12-06-30	3,620,833	3,620,833
Materials 7.6%				12,789,363

Chemicals 7.6%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.450	03-02-29	2,331,005	2,313,522
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.434	03-02-29	712,347	707,005
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	360,257
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.450	03-02-29	1,054,419	1,046,511
Seawolf Buyer LLC, Delayed Draw Term Loan (C)	—	08-08-31	1,041,667	1,028,646
Seawolf Buyer LLC, Revolver (C)	—	08-08-31	1,041,667	1,028,646
Seawolf Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.640	08-08-31	6,384,583	6,304,776

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-26 (Unaudited)

	Shares/Units	Value
Equity (A) 0.7%		$1,103,687
(Cost $1,091,815)
Consumer discretionary 0.3%		505,643

Diversified consumer services 0.2%
P.J. Fitzpatrick LLC	2,833	345,667
Hotels, restaurants and leisure 0.1%
Rocket Group Holdings LLC, Class A Units	120,283	159,976
Consumer staples 0.1%		137,477

Food products 0.1%
GSF Group Holdings LP, Class A-2 Units	136	137,477
Financials 0.1%		83,411

Insurance 0.1%
Stellar Parent LLC, Class A Units	100	83,411
Industrials 0.1%		194,631

Machinery 0.1%
Rapid Aggregator LLC	138	111,939
Professional services 0.0%
CPS Investors LP, Class A Units	962	82,692
Information technology 0.1%		182,525

IT services 0.1%
AC BlackPoint Holdings LLC, Class A-1 Units	205	182,525

	Yield (%)		Shares	Value
Short-term investments 6.1%				$10,423,755
(Cost $10,423,755)
Short-term funds 6.1%				10,423,755

Dreyfus Government Cash Management Fund, Institutional Class	3.5400	(E)	10,423,755	10,423,755
Total investments (Cost $417,711,887) 245.7%				$416,616,523
Less unfunded loan commitments (60.7%)				(102,864,092)
Net investments (Cost $314,847,795) 185.0%				$313,752,431
Other assets and liabilities, net (85.0%)				(144,159,549)
Total net assets 100.0%				$169,592,882
The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.
^All par values are denominated in U.S. dollars unless otherwise indicated.

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments 3-31-26 (Unaudited)

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

(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.
(E)	The rate shown is the annualized seven-day yield as of 3-31-26.
At
3-31-26,
the aggregate cost of investments for federal income tax purposes was $314,495,030. Net unrealized depreciation aggregated to $742,599, of which $1,484,245 related to gross unrealized appreciation and $2,226,844 related to gross unrealized depreciation.

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

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
12-31-25

	Shares/Units	Value
Consumer discretionary (continued)
Hotels, restaurants and leisure 0.1%
Rocket Group Holdings LLC, Class A Units	120,283	$147,948
Consumer staples 0.1%		156,533

Food products 0.1%
GSF Group Holdings LP, Class A-2 Units	136	156,533
Financials 0.0%		106,524

Insurance 0.0%
Stellar Parent LLC, Class A Units	100	106,524
Industrials 0.1%		191,568

Machinery 0.1%
Rapid Aggregator LLC	138	105,029
Professional services 0.0%
CPS Investors LP, Class A Units	962	86,539
Information technology 0.1%		209,186

IT services 0.1%
AC BlackPoint Holdings LLC, Class A-1 Units	205	209,186

	Yield (%)		Shares	Value
Short-term investments 9.6%				$16,403,149
(Cost $16,403,149)

Short-term funds 9.6%				16,403,149

Dreyfus Government Cash Management Fund, Institutional Class	3.7000	(E)	16,403,149	16,403,149
Total investments (Cost $419,789,179) 245.8%				$419,814,228
Less unfunded loan commitments (61.8%)				(105,643,990)
Net investments (Cost $314,145,189) 184.0%				$314,170,238
Other assets and liabilities, net (84.0%)				(143,400,151)
Total net assets 100.0%				$170,770,087
The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.

^	All par values are denominated in U.S. dollars unless otherwise indicated.

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
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Assets and Liabilities

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Investments – non-controlled/non-affiliated, at value (Cost $314,847,795 and $314,145,189, at March 31, 2026 and December 31, 2025, respectively)	$313,752,431	$314,170,238
Cash	1,645,243	1,700,266
Receivable for investments sold	3,323,711	41,774
Interest and dividends receivable	1,739,719	1,652,900
Receivable from affiliates	—	35,750
Deferred financing cost	2,193,978	2,339,166
Other assets	30,363	—

Total assets	322,685,445	319,940,094

Liabilities
Credit facility payable	145,700,000	141,500,000
Distributions payable	4,053,139	4,190,113
Interest and credit facility expenses payable	2,133,732	1,878,941
Payables to affiliates:
Management fees payable	124,054	—
Incentive fees payable	744,622	1,241,793
Accounting and legal services fees	13,857	14,045
Other liabilities and accrued expenses	323,159	345,115

Total liabilities	153,092,563	149,170,007

Net assets	169,592,882	170,770,087
Net assets consist of
Paid-in capital	171,341,640	171,341,640
Total distributable earnings (loss)	(1,748,758)	(571,553)

Net assets	$169,592,882	$170,770,087
Net asset value per share Based on net assets and shares outstanding - the Fund has an unlimited number of shares authorized with par value of $0.01 per share.
Class NAV:
Net assets	$169,592,882	$170,770,087
Shares outstanding	8,256,380	8,256,380
Per share	$20.54	$20.68
See Notes to Consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Operations (Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest	$7,388,001	$4,301,267
Dividends	100,746	93,934
Other income	46,430	22,685

Total investment income	7,535,177	4,417,886

Expenses
Management fee	525,385	375,807
Incentive fees	532,714	422,877
Accounting and legal services fees	14,394	11,958
Interest and credit facility expenses	2,318,061	1,035,403
Investment servicing fees	18,331	19,177
Trustee fees	25,103	23,237
Professional fees	155,947	129,306
Custody and accounting fees	67,208	66,881
Transfer Agent	31,555	46,939
Printing and postage	19,951	8,699
Other expenses	48,701	13,690

Total expenses	3,757,350	2,153,974
Less expense reductions	(152,705)	(225,546)

Net expenses	3,604,645	1,928,428

Net investment income	3,930,532	2,489,458

Realized and unrealized gain (loss)
Net realized gain (loss) on non-controlled/non-affiliated investments	65,816	14,314

Change in net unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	(1,120,413)	382,012

Net realized and unrealized gain (loss)	(1,054,597)	396,326

Increase (decrease) in net assets from operations	$2,875,935	$2,885,784
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Increase (decrease) in net assets
From operations
Net investment income (loss)	$3,930,532	$2,489,458
Net realized gain (loss)	65,816	14,314
Change in net unrealized appreciation (depreciation)	(1,120,413)	382,012

Increase (decrease) in net assets resulting from operations	2,875,935	2,885,784

Distributions to common shareholders
From earnings
Class NAV	(4,053,140)	(2,328,936)
Increase (decrease) from share transactions
Fund shares issued
Class NAV	—	15,000,000

Total increase (decrease)	(1,177,205)	15,556,848

Net assets
Beginning of period	170,770,087	111,469,464

End of period	$169,592,882	$127,026,312

Share activity
Class NAV shares outstanding
Beginning of period	8,256,380	5,360,173
Shares issued	—	716,476

End of period	8,256,380	6,076,649

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Cash Flows (Unaudited)

	For the three months ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$2,875,935	$2,885,784
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Long-term investments purchased	(14,542,235)	(24,957,879)
Long-term investments sold	8,294,424	1,927,484
Net purchases and sales of short-term investments	5,979,394	(2,201,640)
Net amortization of premium (discount)	(368,373)	(221,797)
Amortization of deferred financing cost	147,688	105,121
(Increase) decrease in assets:
Receivable for investments sold	(3,281,937)	14,204
Interest and dividends receivable	(86,819)	124,939
Receivable from affiliates	35,750	23,495
Other assets	(30,363)	(23,746)
Increase (decrease) in liabilities:
Payable to affiliates	(373,305)	145,828
Interest and credit facility expenses payable	254,791	(25,601)
Other liabilities and accrued expenses	(21,956)	(159,115)
Net change in unrealized (appreciation) depreciation of:
non-controlled/non-affiliated investments	1,120,413	(382,012)
Net realized (gain) loss on:
non-controlled/non-affiliated investments	(65,816)	(14,314)

Net cash provided by (used in) operating activities	($62,409)	($22,759,249)

Cash flows from financing activities
Cash distributions to shareholders	($4,190,114)	($3,179,815)
Borrowings under the credit facility	6,700,000	24,600,000
Repayments under the credit facility	(2,500,000)	(14,000,000)
Financing cost paid	(2,500)	—
Proceeds from Fund shares issued	—	15,000,000

Net cash provided by (used in) financing activities	$7,386	$22,420,185

Net increase (decrease) in cash	($55,023)	($339,064)
Cash at beginning of period	1,700,266	753,840

Cash at end of period	$1,645,243	$414,776
Supplemental disclosure of cash flow information:
Distributions declared for the period	$4,053,140	$2,328,936
Interest paid for the period	($1,714,882)	($608,438)
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
Effective March 1, 2026, the Fund entered into a Subadvisory Agreement with Comvest Credit Advisors, LLC (the Subadvisor). The Subadvisor, a registered investment advisor, is a Delaware limited liability company and an affiliate of, and under common control with, Manulife Investment Management Private Markets (US) LLC, the Fund’s investment advisor (the Advisor), as Manulife Financial Corporation (Manulife) is the indirect controlling parent company of both the Advisor and the Subadvisor. The Fund’s investment objectives and strategies did not change as a result of the appointment of the Subadvisor as the subadvisor to the Fund. The Subadvisory Agreement provides that the Subadvisor manages the investment and reinvestment of the assets of the Fund, subject to the supervision of the Board and the Advisor. The Subadvisor formulates and implements a continuous investment program for the Fund consistent with the Fund’s investment objective and policies. The Subadvisor implements such program for the Fund by purchases and sales of securities, instruments and other assets (including the placing of orders or the usage of special purpose vehicles for such purchases and sales), entering into derivative transactions to the extent authorized by its registration statement, and managing all cash in the Fund, and regularly reports to the Advisor and the Board with respect to the implementation of such programs.
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
Certain financial information that is included in annual financial statements, including certain financial statement disclosures, prepared in accordance with US GAAP, is not required for interim reporting purposes and has been condensed or omitted herein. These consolidated financial statements should be read in conjunction with the Fund’s audited financial statements and notes related thereto for the year ended December 31, 2025, included in the Fund’s Form
10-K
filing. The results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or future year or period.
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
The following is a summary of the values by input classification of the Fund’s investments as of March 31, 2026 and December 31, 2025, by major security category or type:

	Total value at 3-31-26	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$302,224,989	—	—	$302,224,989
Equity	1,103,687	—	—	1,103,687
Short-term investments	10,423,755	$10,423,755	—	—

Total investments in securities	$313,752,431	$10,423,755	—	$303,328,676

	Total value at 12-31-25	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$296,640,830	—	—	$296,640,830
Equity	1,126,259	—	—	1,126,259
Short-term investments	16,403,149	$16,403,149	—	—

Total investments in securities	$314,170,238	$16,403,149	—	$297,767,089

The Fund holds liabilities for which the carrying amount approximates the fair value for financial statement purposes. As of March 31, 2026 and December 31, 2025, the liability for the Fund’s Credit facility payable on the Consolidated Statements of Assets and Liabilities is categorized as Level 2 within the disclosure hierarchy.
The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value. There were no transfers into or out of Level 3 during the three months ended March 31, 2026 and year ended December 31, 2025.

Investments in securities	Senior loans	Equity	Total
Beginning balance as of December 31, 2025	$296,640,830	$1,126,259	$297,767,089
Purchases and drawdowns	14,542,235	—	14,542,235
Sales and paydowns	(8,294,424)	—	(8,294,424)
Net amortization of (premium) discount	368,373	—	368,373
Realized gain (loss)	65,816	—	65,816
Change in unrealized appreciation (depreciation)	(1,097,841)	(22,572)	(1,120,413)

Ending balance as of March 31, 2026	$302,224,989	$1,103,687	$303,328,676

Change in unrealized appreciation (depreciation) at period end*	($1,029,387)	($22,572)	($1,051,959)

Investments in securities	Senior loans	Equity	Total
Beginning balance as of December 31, 2024	$152,865,434	$377,668	$153,243,102
Purchases and drawdowns	162,110,600	710,017	162,820,617
Sales and paydowns	(18,819,511)	—	(18,819,511)
Net amortization of (premium) discount	1,007,814	—	1,007,814
Realized gain (loss)	87,232	—	87,232
Change in unrealized appreciation (depreciation)	(610,739)	38,574	(572,165)

Ending balance as of December 31, 2025	$296,640,830	$1,126,259	$297,767,089

Change in unrealized appreciation (depreciation) at period end*	($581,488)	$38,574	($542,914)

*	Change in unrealized appreciation (depreciation) attributable to Level 3 securities held at the period end.
The valuation techniques and significant unobservable inputs used in the fair value measurement of the Fund’s Level 3 securities are outlined in the tables below as of March 31, 2026 and as of December 31, 2025.

	Fair Value at 3-31-26	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$302,021,359	Discounted cash flow	Discount rate	7.79% - 19.50%	9.45%
Senior Loans	203,630	Recent transaction	Transaction price	$100	$100

	$302,224,989
Equity	$1,103,687	Market Comparable	EV / LTM EBITDA multiple	7.75X - 13.50X	10.94X

	$303,328,676

	Fair Value at 12-31-25	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$283,152,514	Discounted cash flow	Discount rate	7.68% - 16.25%	9.31%
Senior Loans	13,488,316	Recent transaction	Transaction price	$98.50 - $99.00	$98.82

	$296,640,830
Equity	$1,126,259	Market Comparable	EV / LTM EBITDA multiple	8.50X -13.25X	11.34X

	$297,767,089

*
A weighted average is an average in which each input in the grouping is assigned a weighting before summing to a single average value.
The
weighting of the input is determined based on a security’s fair value as a percentage of the total fair value.

A change to unobservable inputs of the Fund’s Level 3 securities as of March 31, 2026 and December 31, 2025 could have resulted in changes to the fair value measurement, as follows:

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

Investments.
The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities). The Fund’s investments (excluding unfunded loan commitments) consisted of the following:

	March 31, 2026		% of Investments at Fair Value	December 31, 2025
	Amortized Cost	Fair Value		Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$303,332,225	$302,224,989	96.3%	$296,650,225	$296,640,830	94.4%
Equity	1,091,815	1,103,687	0.4%	1,091,815	1,126,259	0.4%
Other Securities	10,423,755	10,423,755	3.3%	16,403,149	16,403,149	5.2%

Total Investments	$314,847,795	$313,752,431	100%	$314,145,189	$314,170,238	100%

The sector and industry composition of investments at fair value as a percentage of net assets as of March 31, 2026 and December 31, 2025, was as follows:

Sector Composition	as of 3-31-26 (% of net assets)	as of 12-31-25 (% of net assets)
Industrials	83.0	85.5
Consumer discretionary	52.4	52.1
Health care	51.5	45.8
Consumer staples	19.4	19.3
Information technology	16.1	18.1
Financials	9.6	7.9
Materials	7.6	7.5
Short-term investments and other (less unfunded loan commitments)	(139.6)	(136.2)
	100	100
Percentages include unfunded loan commitments.

Industry Composition as of 3-31-26 (% of net assets)
Health care providers and services	45.0
Diversified consumer services	29.1
Commercial services and supplies	23.9
Professional services	21.4
Trading companies and distributors	17.6
Food products	12.8
IT services	10.1
Distributors	8.8
Machinery	8.0
Building products	7.6
Chemicals	7.6
Hotels, restaurants and leisure	7.2
Consumer staples distribution and retail	6.6
Health care equipment and supplies	6.5

Capital markets	6.2
Software	6.0
Insurance	3.4
Air freight and logistics	2.6
Household durables	2.6
Specialty retail	2.5
Leisure products	2.2
Construction and engineering	1.9
Short-term investments and other (less unfunded loan commitments)	(139.6)
100

Percentages include unfunded loan commitments.

Industry Composition as of 12-31-25 (% of net assets)
Health care providers and services	39.3
Diversified consumer services	29.0
Commercial services and supplies	25.0
Professional services	21.3
Trading companies and distributors	19.3
Food products	12.7
IT services	10.1
Distributors	8.8
Software	8.0
Machinery	8.0
Building products	7.5
Chemicals	7.5
Hotels, restaurants and leisure	7.1
Consumer staples distribution and retail	6.6
Health care equipment and supplies	6.5
Capital markets	4.6
Insurance	3.3
Air freight and logistics	2.6
Household durables	2.6
Specialty retail	2.4
Leisure products	2.2
Construction and engineering	1.8
Short-term investments and other (less unfunded loan commitments)	(136.2)
100

Percentages include unfunded loan commitments.
As of March 31, 2026 and December 31, 2025, 100% of investments held were based in the United States.
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
As of March 31, 2026 and December 31, 2025, the Fund had the following unfunded commitments outstanding:

	March 31, 2026			December 31, 2025
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)
4M Capital, Ltd.	—	$528,000	$2,770	—	$528,000	$3,328
AC Blackpoint Acquisition, Inc.	$1,203,988	508,475	(1,632)	$1,203,988	508,475	(953)
Air Buyer, Inc.	—	112,500	(3,929)	—	112,500	(2,434)
All Glass & Window Holdings, Inc.	641,026	769,231	3,118	1,282,051	769,231	3,185
American Combustion Industries, Inc.	857,214	59,861	(37,912)	857,214	59,861	(18,955)
ARC Health Operating Company LLC	2,513,362	768,142	(8,150)	2,513,362	768,142	(3,742)
Bandon Fitness, Inc.	1,705,489	—	(105,758)	1,725,959	—	(106,344)
BCTS Parent LLC	3,311,498	354,484	23,779	3,311,498	354,484	25,387
Beacon Behavioral Holdings LLC	2,349,495	45,805	8,900	4,073,082	114,512	6,674
Beary Landscaping LLC	—	346,479	5,750	—	228,169	3,869
BLP Buyer, Inc.	—	30,145	(287)	—	68,855	(249)

Capital Construction LLC	—	290,308	(5,307)	—	508,039	(4,527)
Chemtron Supply LLC	1,983,585	362,979	(857)	1,983,585	362,979	490
Chime Holdco LLC	—	496,966	(1,576)	—	496,966	1,083
CPS Holdco, Inc.	1,315,064	705,128	(13,219)	1,315,064	705,128	(2,239)
CRH Healthcare Purchaser, Inc.	489,979	195,992	(1,120)	489,979	195,992	(943)
DAWGS Intermediate Holding Company	—	328,589	1,937	—	317,989	2,005
Diverzify Intermediate LLC	—	—	—	1,371,429	—	(35,846)
Eastern Communications Solutions, Inc.	—	1,031,519	4,628	—	1,031,519	5,245
Foodscience LLC	1,634,722	672,222	(10,776)	1,634,722	672,222	(9,950)
Galloway & Company LLC	1,970,228	656,743	15,901	1,970,228	656,743	17,036
GarageCo Intermediate II LLC	2,289,562	686,869	1,732	2,289,562	686,869	2,456
GSF Buyer LLC	1,361,162	680,581	2,288	1,361,162	680,581	3,042
Health Management Associates, Inc.	—	124,004	1,796	—	124,004	1,941
Hill Country Dairies, Inc.	870,968	725,806	(22,071)	870,968	725,806	(21,210)
HMN Acquirer Corp.	1,041,667	625,000	5,457	1,041,667	625,000	6,097
Hy-Tek Opco LLC	—	851,942	1,261	—	851,942	(303)
Identiti Resources LLC	—	385,195	370	—	335,120	(299)
Impact Climate Technologies LLC	493,458	—	(6,168)	626,312	—	(9,394)
In Vitro Sciences LLC	—	71,111	(3,437)	—	71,111	(4,116)
Integrated Openings Solutions LLC	—	227,473	(789)	—	265,385	(71)
Jetson Buyer, Inc.	—	328,305	1,395	—	443,656	3,178
Krayden Holdings, Inc.	605,127	399,691	(3,671)	605,127	388,206	(680)
Leap Service Partners LLC	1,247,082	376,471	9,705	1,294,141	588,235	13,106
Lindstrom LLC	—	984,145	(5,392)	—	766,387	(9)
LTC Consulting Services LLC	—	454,545	1,601	—	454,545	1,795
M&D Midco, Inc.	1,026,393	210,663	(29,219)	1,045,311	348,160	(14,527)
Magic Valley Electric LLC	1,526,252	305,250	4,792	1,526,252	305,250	5,956
Midwest Eye Services LLC	2,012,039	704,931	13,645	2,216,430	704,931	17,207
NE Ortho Management Services LLC	6,639,487	553,291	(34,960)	—	—	—
O2B Early Education Holding, Inc.	1,361,162	680,581	11,774	1,361,162	680,581	7,245
OIS Management Services LLC	519,146	167,626	2,384	519,146	167,626	6,465
P.J. Fitzpatrick LLC	1,416,667	1,062,500	5,085	1,416,667	1,062,500	32
PAK Quality Foods Acquisition LLC	—	179,104	2,308	—	89,552	1,228
Pediatric Home Respiratory Services LLC	900,000	400,000	(3,171)	900,000	500,000	408

Perennial Services Group LLC	2,015,559	712,164	(17,524)	3,628,006	712,164	(95)
PNB Holdings III LLC	1,227,273	818,182	10,840	1,227,273	818,182	11,741
Prestige Backyards LLC	2,090,164	1,309,836	11,614	2,090,164	1,309,836	5,102
Purple Cow Buyer LLC	773,076	218,100	6,435	910,604	218,100	8,076
QM Buyer, Inc.	1,222,222	611,111	14,364	1,222,222	611,111	10,525
Rapid Buyer LLC	1,295,585	647,793	(28,596)	1,295,585	647,793	(32,726)
Redwood MSO LLC	77,888	59,060	(97)	264,405	236,588	(1,587)
Refocus Management Services LLC	—	210,526	2,747	1,308,165	147,368	9,792
Renovation Systems LLC	102,203	—	(8,194)	102,203	—	(2,460)
Rocket Holdco Intermediate II LLC	—	801,887	2,706	—	801,887	3,126
Rome Borrower LLC	1,019,012	344,313	(5,371)	—	—	—
RPC TopCo, Inc.	—	545,455	900	—	545,455	1,193
Seawolf Buyer LLC	1,041,667	1,041,667	(5,075)	1,041,667	1,041,667	(9,341)
Simon Pearce LLC	—	642,857	1,409	—	642,857	142
Star Logistics & Hospitality Services LLC	1,232,143	80,357	(60,174)	1,232,143	321,429	(119,141)
StartKleen Legacy Holdings LLC	1,282,051	1,025,641	5,782	1,282,051	1,025,641	6,651
Stellar Buyer LLC	764,901	819,536	(9,969)	764,901	819,536	2,812
Steward Partners Global Advisory LLC	2,329,297	955,881	(15,406)	4,506,577	955,881	(39,679)
SurfacePrep Buyer LLC	199,136	479,452	7,072	199,136	479,452	7,568
The Smilist DSO LLC	197,051	140,351	2,531	331,422	140,351	(159)
ToxStrategies LLC	570,228	798,319	(273)	570,228	798,319	305
TruSource Foods LLC	1,109,256	336,792	(1,536)	1,109,256	304,717	(518)
VPD Management, Inc.	1,345,164	116,216	3,194	1,527,165	4,571	(861)
Vybond Buyer LLC	1,051,402	788,551	2,658	1,051,402	788,551	3,391
WeLocalize, Inc.	—	236,094	(2,361)	—	134,911	(674)
Wheat Holdings LLC	2,742,268	979,381	(6,555)	2,742,268	979,381	(14,630)
Wildcat Purchaser LLC	742,745	312,735	(3,267)	815,455	312,735	(3,166)
WWEC Holdings III Corp.	—	434,020	4,558	824,818	434,020	11,270
XpressMyself.com LLC	—	233,050	2,404	—	233,050	3,401

Total	$67,716,113	$35,147,979	($252,209)	$70,853,184	$34,790,806	($238,275)

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
As of December 31, 2025, the Fund had no uncertain tax positions that would require financial statement recognition, derecognition or disclosure. The Fund’s federal tax returns once filed are subject to examination by the Internal Revenue Service for a period of three years.
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
Book-tax
differences are primarily attributable to partnership tracking and incentive fees tracking.
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
Note 4 – Agreements and transactions with related parties
The Advisor serves as investment advisor for the Fund. The Fund does not have a principal underwriter. The Fund has entered into a Placement Agency Agreement with John Hancock Investment Management Distributors LLC (the Distributor), an affiliate of the Advisor, to offer to sell shares of the Fund. The Advisor is an indirect wholly-owned subsidiary of Manulife Financial Corporation (Manulife), and the Distributor is an indirect, principally owned subsidiary of John Hancock Life Insurance Company (U.S.A.), which in turn is a subsidiary of Manulife.

Management fee.
The Fund has an investment management agreement with the Advisor under which the Fund pays an annual fee rate of 1.25% of monthly net assets. The management fee is payable monthly in arrears.
Until October 3, 2025, the Advisor had contractually agreed to limit its management fee for the Fund (excluding any incentive fee) to an annual rate of 1.00% of monthly net assets.
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
The expense reductions described above amounted to $152,705 and $225,546 for the three months ended March 31, 2026 and March 31, 2025, respectively.
Expenses waived or reimbursed in the current fiscal period are not subject to recapture in future fiscal periods.
The management fee, including the impact of the waivers and reimbursements as described above, incurred for the three months ended March 31, 2026 and March 31, 2025, was equivalent to a net annual effective rate of 0.88% and 0.49%, respectively, of the Fund’s average monthly net assets.
Effective March 1, 2026, under the Subadvisory Agreement, the Subadvisor receives compensation, which is paid by the Advisor. The Subadvisor is not be entitled to any portion of the incentive fee that the Advisor may be entitled to receive with respect to the Fund.
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
For the three months ended March 31, 2026 and March 31, 2025, the incentive fee amounted to $532,714 and $422,877, respectively. As of March 31, 2026 and December 31, 2025, $744,622 and $1,241,793 remained payable, respectively.
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
These accounting and legal services fees incurred for the three months ended March 31, 2026 and March 31, 2025 amounted to an annual rate of 0.03% and 0.04%, respectively, of the Fund’s average monthly net assets.
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
During the three months ended March 31, 2026 and March 31, 2025, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $12,246,661 and $35,612,817, including unfunded commitments of $8,556,103 and $16,724,000, respectively.
Note 5 – Borrowings
On July 26, 2023, the Board and the Fund’s sole shareholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Fund and such election became effective the following day. As a result of this approval, the Fund’s applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200% and the Fund is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of March 31, 2026, the asset coverage ratio was 216%.

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
On March 6, 2026, the SPV entered into a Fourth Amendment to the JPM Funding Facility, which removed the 25% concentration limit of the collateral principal amount of portfolio investments with EBITDA less than $20 million.
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
As of March 31, 2026 and December 31, 2025, the Fund had outstanding borrowings of $145,700,000 and $141,500,000 at a weighted average interest rate of 5.66% and 5.91%, respectively, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2026 and March 31, 2025, the average daily outstanding borrowings for the JPM Funding Facility amounted to $142,721,111 and $52,711,111 and the weighted average interest rate was 5.66% and 6.53%, respectively.

The Fund recorded the following interest expense, unused commitment fee and other credit facility related fees on the JPM Funding Facility as Interest and credit facility expenses on the Consolidated Statements of Operations during the three months ended March 31, 2026 and March 31, 2025:

	Three months ended
	March 31, 2026	March 31, 2025
Interest expense	$2,020,795	$859,980
Unused commitment fee and administration fee	160,918	91,611
Other credit facility related fees	13,130	—

	$2,194,843	$951,591

In connection with the JPM Funding Facility, the SPV pays an upfront fee which is deferred and amortized over the life of the JPM Funding Facility using the straight-line method. During the three months ended March 31, 2026 and March 31, 2025, $123,218 and $83,812, respectively, of the upfront fee was expensed and included in Interest and credit facility expenses and $24,471 and $21,310, respectively, of related upfront legal fees was expensed and included in Professional fees and Investment servicing fees on the Consolidated Statements of Operations. At March 31, 2026 and December 31, 2025, $2,193,978 and $2,339,166, respectively, of unamortized upfront fee is included in Deferred financing cost on the Consolidated Statements of Assets and Liabilities.
Note 6 – Shares of beneficial interest
At March 31, 2026, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 21.0%, 9.0% and 70.0%, respectively, of the Class NAV shares of beneficial interest outstanding.
At December 31, 2025, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 21.0%, 9.0% and 70.0%, respectively, of the Class NAV shares of beneficial interest outstanding.
Note 7 – Purchase and sale of securities
Purchases and sales of securities, other than short-term investments, for the three months ended March 31, 2026 and March 31, 2025 was as follows:

March 31, 2026		March 31, 2025
Purchases	Sales	Purchases	Sales
$14,542,235	$8,294,424	$24,957,879	$1,927,484

Note 8 – Consolidated Financial Highlights

	For the three months ended March 31, 2026 Class NAV		For the three months ended March 31, 2025 Class NAV
Per share operating performance
Net asset value, beginning of period	$20.68		$20.80
Net investment income (1)	0.48		0.43
Net realized and unrealized gain (loss) on investments	(0.13)		0.05

Total from investment operations	0.35		0.48
Less distributions to common shareholders
From investment income	(0.49)		(0.38)

Total distributions	(0.49)		(0.38)

Net asset value, end of period	$20.54		$20.90

Total return (%) (2)	1.68	% (3)	2.21	% (3)

Ratios and supplemental data
Net assets, end of period (in millions)	$170		$127
Ratios (as a percentage of average net assets):
Expenses before reductions	8.84	% (4)	7.07	% (4)
Expenses including reductions	8.48	% (4)	6.33	% (4)
Interest and credit facility expenses	5.45	% (4)	3.40	% (4)
Incentive fees	1.25	% (4)	1.39	% (4)
Expenses including reductions (excluding interest and credit facility expenses and incentive fees)	1.77	% (4)	1.54	% (4)
Net investment income	9.24	% (4)	8.17	% (4)
Portfolio turnover	3%		1%
Total debt outstanding end of period (in millions)	$146		$64
Asset coverage per $1,000 of debt, end of period (5)	$2,164		$2,991

(1)	Based on average monthly shares outstanding.
(2)	Total return would have been lower had certain expenses not been reduced during the applicable period.
(3)	Not annualized.
(4)	Annualized.
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

CERTAIN DEFINITIONS
Unless indicated otherwise in this quarterly report on Form
10-Q
or the context requires otherwise, the terms “we,” “us,” “our,” and the “Fund” refer to Manulife Private Credit Fund. The terms “Advisor” and our “Investment Advisor” refers to Manulife Investment Management Private Markets (US) LLC, our investment advisor. The term “Subadvisor” refers to Comvest Credit Advisors, LLC, our investment subadvisor.
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve substantial risks and uncertainties. Such statements involve known and unknown risks, uncertainties and other factors and you should not place undue reliance on such statements. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current and prospective portfolio investments, our industry, our beliefs and opinions and our assumptions. We are externally managed by the Advisor, a registered investment advisor under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), which is an indirect wholly-owned subsidiary of Manulife Financial Corporation (Manulife). The Advisor has delegated to the Subadvisor responsibility for managing the investment and reinvestment of the assets of the Fund, subject to the supervision of the Board and the Advisor. The Subadvisor, a registered investment advisor under the Advisers Act, is also an indirect wholly-owned subsidiary of Manulife. Manulife does not have any obligation, contractual or otherwise, to financially support us beyond the Seed Contribution (as defined below) of certain of their affiliates. Words such as “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” “continue,” “believes,” “seeks,” “estimates,” “would,” “could,” “should,” “targets,” “projects,” “potential,” “predicts,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements, including:

•	our future operating results;

•	our business prospects and the prospects of our portfolio companies;

•	risk associated with possible disruptions in our operations or the economy generally, including disruptions from the impact of a global pandemic;

•	changes in the general interest rate environment;

•	general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with our Advisor, Subadvisor and their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we invest;

•	the ability of our portfolio companies to achieve their objectives;

•	the use of borrowed money to finance a portion of our investments;

•	the adequacy of our financing sources and working capital;

•	the timing and amount of cash flows, if any, from the operations of our portfolio companies;

•	the ability of our Subadvisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of our Advisor, Subadvisor and their affiliates to attract and retain highly talented professionals;

•	our ability to qualify and maintain our qualification as a business development company and as a regulated investment company under the Internal Revenue Code of 1986, as amended;

•	the impact on our business of U.S. and international financial reform legislation, rules and regulations; and

•	the effect of changes in tax laws and regulations and interpretations thereof.
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
for the year ended December 31, 2025 as updated by the Fund’s periodic filings with the United States Securities and Exchange Commission (the SEC). You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Moreover, we assume no duty and do not undertake to update the forward-looking statements. You are advised to consult any additional disclosures that we make directly to you or through reports that we may file with the SEC in the future, including annual reports on Form
10-K,
quarterly reports on Form
10-Q
and current reports on Form
8-K.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this section contains forward-looking statements that involve risks and uncertainties, including, but not limited to, those set forth in “Part I Item 1A. Risk Factors” of our annual report for the fiscal year ended December 31, 2025 on Form 10-K. You should read the following discussion in conjunction with the Part I, Item 1 of this Form 10-Q “Consolidated Financial Statements (Unaudited)” and related notes thereto and other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. This discussion also should be read in conjunction with the “Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

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

Effective March 1, 2026, the Fund entered into a Subadvisory Agreement with Comvest Credit Advisors, LLC (the Subadvisor). The Subadvisor, a registered investment advisor, is a Delaware limited liability company and an affiliate of, and under common control with, the Advisor, as Manulife is the indirect controlling parent company of both the Advisor and the Subadvisor. The Fund’s investment objectives and strategies did not change as a result of the appointment of the Subadvisor as the subadvisor to the Fund. The Subadvisory Agreement provides that the Subadvisor manages the investment and reinvestment of the assets of the Fund, subject to the supervision of the Board and the Advisor. The Subadvisor formulates and implements a continuous investment program for the Fund consistent with the Fund’s investment objective and policies. The Subadvisor implements such program for the Fund by purchases and sales of securities, instruments and other assets (including the placing of orders or the usage of special purpose vehicles for such purchases and sales), entering into derivative transactions to the extent authorized by its registration statement, and managing all cash in the Fund, and regularly reports to the Advisor and the Board with respect to the implementation of such programs.

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

Portfolio and Investment Activity

As of March 31, 2026, the Fund had investments, excluding cash equivalents, in 79 portfolio companies across 7 sectors and 22 industries. Based on fair value as of March 31, 2026, 96.3% of the Fund’s fair value was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in Secured Overnight Financing Rate (SOFR). The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of March 31, 2026. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of March 31, 2026, the Fund’s estimated weighted average total yield of investments in debt securities was 8.8%. Weighted average yields are based on interest rates as of March 31, 2026.

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

Our portfolio and investment activity for the three months ended March 31, 2026 and March 31, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investments:
Total investments, beginning of period	$314,145,189	$165,237,142
Purchase of investments	14,542,235	24,957,879
Proceeds from principal repayments and sales of investments	(8,294,424)	(1,927,484)
Net purchases and sales of short-term investments	(5,979,394)	2,201,640
Amortization of premium/accretion of discount, net	368,373	221,797
Net realized gain (loss) on investments	65,816	14,314

Total investments, end of period	$314,847,795	$190,705,288

Portfolio companies at beginning of period	79	54
Number of new portfolio companies funded	2	5
Number of portfolio companies sold or repaid	(2)	—
Portfolio companies at end of period	79	59
Count of investments	268	196
Count of industries	22	21

As of March 31, 2026 and December 31, 2025, our investments, excluding unfunded loan commitments, consisted of the following:

	March 31, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$303,332,225	$302,224,989	96.3%	$296,650,225	$296,640,830	94.4%
Equity	1,091,815	1,103,687	0.4%	1,091,815	1,126,259	0.4%
Other Securities	10,423,755	10,423,755	3.3%	16,403,149	16,403,149	5.2%

Total Investments	$314,847,795	$313,752,431	100%	$314,145,189	$314,170,238	100%

Portfolio Composition	as of 3-31-26 (% of net assets)	as of 12-31-25 (% of net assets)
Senior loans	238.9	235.6
Equity	0.7	0.6
Short-term investments and other (less unfunded loan commitments)	(139.6)	(136.2)
	100	100

Percentages include unfunded loan commitments.

Sector Composition	as of 3-31-26 (% of net assets)	as of 12-31-25 (% of net assets)
Industrials	83.0	85.5
Consumer discretionary	52.4	52.1
Health care	51.5	45.8
Consumer staples	19.4	19.3
Information technology	16.1	18.1
Financials	9.6	7.9
Materials	7.6	7.5
Short-term investments and other (less unfunded loan commitments)	(139.6)	(136.2)
	100	100

Percentages include unfunded loan commitments.

Industry Composition as of 3-31-26 (% of net assets)
Health care providers and services	45.0
Diversified consumer services	29.1
Commercial services and supplies	23.9
Professional services	21.4
Trading companies and distributors	17.6
Food products	12.8
IT services	10.1
Distributors	8.8
Machinery	8.0
Building products	7.6
Chemicals	7.6
Hotels, restaurants and leisure	7.2
Consumer staples distribution and retail	6.6
Health care equipment and supplies	6.5
Capital markets	6.2
Software	6.0
Insurance	3.4
Air freight and logistics	2.6
Household durables	2.6
Specialty retail	2.5
Leisure products	2.2
Construction and engineering	1.9
Short-term investments and other (less unfunded loan commitments)	(139.6)
100

Percentages include unfunded loan commitments.

Industry Composition as of 12-31-25 (% of net assets)
Health care providers and services	39.3
Diversified consumer services	29.0
Commercial services and supplies	25.0
Professional services	21.3
Trading companies and distributors	19.3
Food products	12.7
IT services	10.1
Distributors	8.8
Software	8.0
Machinery	8.0
Building products	7.5
Chemicals	7.5
Hotels, restaurants and leisure	7.1
Consumer staples distribution and retail	6.6
Health care equipment and supplies	6.5
Capital markets	4.6
Insurance	3.3
Air freight and logistics	2.6
Household durables	2.6
Specialty retail	2.4
Leisure products	2.2
Construction and engineering	1.8
Short-term investments and other (less unfunded loan commitments)	(136.2)
100

Percentages include unfunded loan commitments

Top 10 Issuers as of 3-31-26 (% of net assets)
Leap Service Partners LLC	5.6
Pediatric Home Respiratory Services LLC	5.5
ToxStrategies LLC	5.5
Eastern Communications Solutions, Inc.	5.5
NE Ortho Management Services LLC	5.5
Perennial Services Group LLC	5.5
Lindstrom LLC	5.4
Prestige Backyards LLC	5.0
Seawolf Buyer LLC	4.9
TruSource Foods LLC	4.9
Total	53.3

Cash and short-term investments are not included.

Percentages include unfunded loan commitments.

Top 10 Issuers as of 12-31-25 (% of net assets)
Leap Service Partners LLC	5.6
Pediatric Home Respiratory Services LLC	5.5
ToxStrategies LLC	5.5
Eastern Communications Solutions, Inc.	5.5
Perennial Services Group LLC	5.5
Lindstrom LLC	5.4
Prestige Backyards LLC	4.9
Seawolf Buyer LLC	4.9
TruSource Foods LLC	4.8
Steward Partners Global Advisory LLC	4.6
Total	52.2

Cash and cash equivalents are not included.

Percentages include unfunded loan commitments.

As of March 31, 2026 and December 31, 2025, 100% of investments held were based in the United States.

Results of Operations

Our operating results for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	March 31, 2026	March 31, 2025
Increase (decrease) in net assets from operations	$2,875,935	$2,885,784

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Our investment income for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	March 31, 2026	March 31, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest	$7,388,001	$4,301,267
Dividends	100,746	93,934
Other income	46,430	22,685

Total investment income	$7,535,177	$4,417,886

For the three months ended March 31, 2026 and March 31, 2025, total investment income was driven by the Fund’s deployment of capital and invested balance of investments. The size of the Fund’s investment portfolio at fair value was approximately $313.8 million as of March 31, 2026 and, as of such date, all of the Fund’s debt investments were income-producing.

Interest income on the Fund’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Fund expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of March 31, 2026, all of the Fund’s debt investments were performing and current on their interest payments.

Our expenses for the three months ended March 31, 2026 and March 31, 2025 were as follows:

	March 31, 2026	March 31, 2025
Expenses
Management fee	$525,385	$375,807
Incentive fees	532,714	422,877
Accounting and legal services fees	14,394	11,958
Interest and credit facility expenses	2,318,061	1,035,403
Investment servicing fees	18,331	19,177
Trustee fees	25,103	23,237
Professional fees	155,947	129,306
Custody and accounting fees	67,208	66,881
Transfer Agent	31,555	46,939
Printing and postage	19,951	8,699
Other expenses	48,701	13,690

Total expenses	$3,757,350	$2,153,974

Less expense reductions	(152,705)	(225,546)

Net expenses	$3,604,645	$1,928,428

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

Expense reductions include contractual management fee waivers. For further details, see “Note 4 – Agreements and transactions with related parties” under “Item 1. Consolidated Financial Statements (Unaudited)” in the accompanying unaudited financial statements.

Interest and credit facility expenses include interest expense, amortized deferred financing cost, unused commitment fee and utilization fee related to the JPM Funding Facility. Legal fees related to the establishment and amendments to the JPM Funding Facility were capitalized and are being amortized over the life of the facility. For further details, see “Note 5 – Borrowings” under “Item 1. Consolidated Financial Statements (Unaudited)” in the accompanying unaudited financial statements.

Other expenses generally include insurance, valuation, subscriptions and other costs.

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

For the three months ended March 31, 2026 and March 31, 2025, the Fund did not incur any excise tax.

Financial Condition, Liquidity and Capital Resources

We generate cash primarily from the net proceeds from the Private Offering and from cash flows from interest and fees earned from our investments and principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including before we have fully invested the proceeds of the Private Offering. Our primary use of cash will be investments in portfolio companies, payments of our expenses, payment of cash distributions to our shareholders and repurchases, if any, of our Common Shares under our share repurchase program.

Equity

For the three months ended March 31, 2026, there were no closings held of our continuous Private Offering. For the three months ended March 31, 2025, we held one closing of our continuous Private Offering. As a result, the total Class NAV shares issued, and proceeds received related to such closings were as follows:

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

On March 6, 2026, the SPV entered into a Fourth Amendment to the JPM Funding Facility, which removed the 25% concentration limit of the collateral principal amount of portfolio investments with EBITDA less than $20 million.

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

As of March 31, 2026 and December 31, 2025, the Fund had outstanding borrowings of $145,700,000 and $141,500,000 at a weighted average interest rate of 5.66% and 5.91%, respectively, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2026 and March 31, 2025, the average daily outstanding borrowings for the JPM Funding Facility amounted to $142,721,111 and $52,711,111 and the weighted average interest rate was 5.66% and 6.53%, respectively.

For further details, see “Note 5 – Borrowings” under “Item 1. Consolidated Financial Statements (Unaudited)” in the accompanying unaudited consolidated financial statements.

Contractual Obligations, Off-Balance Sheet Arrangements and Other Liquidity Considerations

We have entered into certain contracts under which we may have material future commitments. We have entered into each of the Investment Advisory Agreement and the Service Agreement with the Advisor to provide us with investment advisory services and administrative services. Payments for investment advisory services under the Investment Advisory Agreement and reimbursements made under the Service Agreement are described in “Part I Item 1. Business – Management Agreements” of our December 31, 2025 Form 10-K. The Advisor is responsible for payments under the Service Level Agreement.

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

As of March 31, 2026 and December 31, 2025, the Fund had the following unfunded commitments outstanding:

	March 31, 2026		December 31, 2025
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Principal on Delayed Draw Term Loan	Principal on Revolver
4M Capital, Ltd.	—	$528,000	—	$528,000
AC Blackpoint Acquisition, Inc.	$1,203,988	508,475	$1,203,988	508,475
Air Buyer, Inc.	—	112,500	—	112,500
All Glass & Window Holdings, Inc.	641,026	769,231	1,282,051	769,231
American Combustion Industries, Inc.	857,214	59,861	857,214	59,861
ARC Health Operating Company LLC	2,513,362	768,142	2,513,362	768,142
Bandon Fitness, Inc.	1,705,489	—	1,725,959	—
BCTS Parent LLC	3,311,498	354,484	3,311,498	354,484
Beacon Behavioral Holdings LLC	2,349,495	45,805	4,073,082	114,512
Beary Landscaping LLC	—	346,479	—	228,169
BLP Buyer, Inc.	—	30,145	—	68,855
Capital Construction LLC	—	290,308	—	508,039
Chemtron Supply LLC	1,983,585	362,979	1,983,585	362,979
Chime Holdco LLC	—	496,966	—	496,966
CPS Holdco, Inc.	1,315,064	705,128	1,315,064	705,128
CRH Healthcare Purchaser, Inc.	489,979	195,992	489,979	195,992
DAWGS Intermediate Holding Company	—	328,589	—	317,989
Diverzify Intermediate LLC	—	—	1,371,429	—
Eastern Communications Solutions, Inc.	—	1,031,519	—	1,031,519
Foodscience LLC	1,634,722	672,222	1,634,722	672,222
Galloway & Company LLC	1,970,228	656,743	1,970,228	656,743
GarageCo Intermediate II LLC	2,289,562	686,869	2,289,562	686,869

GSF Buyer LLC	1,361,162	680,581	1,361,162	680,581
Health Management Associates, Inc.	—	124,004	—	124,004
Hill Country Dairies, Inc.	870,968	725,806	870,968	725,806
HMN Acquirer Corp.	1,041,667	625,000	1,041,667	625,000
Hy-Tek Opco LLC	—	851,942	—	851,942
Identiti Resources LLC	—	385,195	—	335,120
Impact Climate Technologies LLC	493,458	—	626,312	—
In Vitro Sciences LLC	—	71,111	—	71,111
Integrated Openings Solutions LLC	—	227,473	—	265,385
Jetson Buyer, Inc.	—	328,305	—	443,656
Krayden Holdings, Inc.	605,127	399,691	605,127	388,206
Leap Service Partners LLC	1,247,082	376,471	1,294,141	588,235
Lindstrom LLC	—	984,145	—	766,387
LTC Consulting Services LLC	—	454,545	—	454,545
M&D Midco, Inc.	1,026,393	210,663	1,045,311	348,160
Magic Valley Electric LLC	1,526,252	305,250	1,526,252	305,250
Midwest Eye Services LLC	2,012,039	704,931	2,216,430	704,931
NE Ortho Management Services LLC	6,639,487	553,291	—	—
O2B Early Education Holding, Inc.	1,361,162	680,581	1,361,162	680,581
OIS Management Services LLC	519,146	167,626	519,146	167,626
P.J. Fitzpatrick LLC	1,416,667	1,062,500	1,416,667	1,062,500
PAK Quality Foods Acquisition LLC	—	179,104	—	89,552
Pediatric Home Respiratory Services LLC	900,000	400,000	900,000	500,000
Perennial Services Group LLC	2,015,559	712,164	3,628,006	712,164
PNB Holdings III LLC	1,227,273	818,182	1,227,273	818,182
Prestige Backyards LLC	2,090,164	1,309,836	2,090,164	1,309,836
Purple Cow Buyer LLC	773,076	218,100	910,604	218,100
QM Buyer, Inc.	1,222,222	611,111	1,222,222	611,111
Rapid Buyer LLC	1,295,585	647,793	1,295,585	647,793
Redwood MSO LLC	77,888	59,060	264,405	236,588
Refocus Management Services LLC	—	210,526	1,308,165	147,368
Renovation Systems LLC	102,203	—	102,203	—
Rocket Holdco Intermediate II LLC	—	801,887	—	801,887
Rome Borrower LLC	1,019,012	344,313	—	—

RPC TopCo, Inc.	—	545,455	—	545,455
Seawolf Buyer LLC	1,041,667	1,041,667	1,041,667	1,041,667
Simon Pearce LLC	—	642,857	—	642,857
Star Logistics & Hospitality Services LLC	1,232,143	80,357	1,232,143	321,429
StartKleen Legacy Holdings LLC	1,282,051	1,025,641	1,282,051	1,025,641
Stellar Buyer LLC	764,901	819,536	764,901	819,536
Steward Partners Global Advisory LLC	2,329,297	955,881	4,506,577	955,881
SurfacePrep Buyer LLC	199,136	479,452	199,136	479,452
The Smilist DSO LLC	197,051	140,351	331,422	140,351
ToxStrategies LLC	570,228	798,319	570,228	798,319
TruSource Foods LLC	1,109,256	336,792	1,109,256	304,717
VPD Management, Inc.	1,345,164	116,216	1,527,165	4,571
Vybond Buyer LLC	1,051,402	788,551	1,051,402	788,551
WeLocalize, Inc.	—	236,094	—	134,911
Wheat Holdings LLC	2,742,268	979,381	2,742,268	979,381
Wildcat Purchaser LLC	742,745	312,735	815,455	312,735
WWEC Holdings III Corp.	—	434,020	824,818	434,020
XpressMyself.com LLC	—	233,050	—	233,050

Total	$67,716,113	$35,147,979	$70,853,184	$34,790,806

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

The following table summarizes the distributions declared on our common shares for the three months ended March 31, 2026 and March 31, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
March 31, 2026
March 30, 2026	March 27, 2026	April 22, 2026	$0.4909
March 31, 2025
March 28, 2025	March 27, 2025	April 22, 2025	$0.3833

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

As of March 31, 2026 and December 31, 2025, no Common Shares were issued pursuant to the DRP.

Related Party Transactions

We have entered into a number of business relationships with affiliated or related parties, including the following (which are defined in the notes to the accompanying consolidated financial statements if not defined herein):

•	the Investment Advisory Agreement;

•	the Service Agreement;

•	the Placement Agency Agreement;

•	the Expense Limitation and Fee Waiver Agreement;

•	the Sale and Contribution Agreement; and

•	the Subadvisory Agreement

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

We plan to invest primarily in illiquid debt securities of private companies. Most of our investments will not have a readily available market price, and we will value these investments at fair value as determined in good faith pursuant to procedures adopted by the Advisor and overseen by the Board in accordance with the Advisor’s valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. See “Part I Item 1. Business – Determination of Net Asset Value.” of our December 31, 2025 Form 10-K.

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements. We may use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we may have the ability to borrow in foreign currencies under any credit facilities or enter into other financing arrangements, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We expect to typically be a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, are expected to benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar. See “Part I Item 1. Business – Determination of Net Asset Value.” of our December 31, 2025 Form 10-K.

As of March 31, 2026, approximately $307.3 million (principal amount) of our debt portfolio investments (funded positions) bore interest at variable rates, which are generally SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our March 31, 2026 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	Interest income	Interest expense	Net income
Up 300 basis points	$9,220,319	$(4,371,000)	$4,849,319
Up 200 basis points	$6,146,880	$(2,914,000)	$3,232,880
Up 100 basis points	$3,073,440	$(1,457,000)	$1,616,440
Down 100 basis points	$(3,073,440)	$1,457,000	$(1,616,440)

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Fund’s disclosure controls and procedures as of March 31, 2026 (the end of the period covered by this report), the Fund’s principal executive officer and principal financial officer have concluded that those disclosure controls and procedures were effective as of March 31, 2026 and provided reasonable assurance that the material information required to be disclosed by the Fund on this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings.

There are no legal proceedings to which the Fund, the Advisor, the Subadvisor or our wholly-owned subsidiaries is a party that are likely to have a material adverse effect on the Fund, nor, to our knowledge, is any material legal proceeding threatened against us, the Advisor, the Subadvisor or our wholly-owned subsidiaries.

ITEM 1A. Risk Factors

Investing in our Common Shares involves a number of significant risks. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in “Part I Item 1A. Risk Factors” our December 31, 2025 Form 10-K, which could materially affect the Fund’s business, financial condition and/or operating results. The risks described in our December 31, 2025 Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance.

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
10b5-1
trading arrangement.

ITEM 6. Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Certificate of Trust(1)

3.2	Certificate of Amendment to Certificate of Trust(1)

3.3	Amended and Restated Agreement and Declaration of Trust(2)

3.4	Bylaws(1)

10.1	Subadvisory Agreement*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Incorporated by reference to the Fund’s Form 10-12G filed by the Fund on August 4, 2023 (File No. 000-56578).
(2)	Incorporated by reference to Amendment No. 1 to the Fund’s Form 10-12G filed by the Fund on September 19, 2023 (File No. 000-56578).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2026		Manulife Private Credit Fund

	By:	/s/ Ian Roke
Name: Ian Roke
Title: Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Heidi Knapp
Name: Heidi Knapp
Title: Chief Financial Officer (Principal Financial Officer)