Form 10-Q
period 2026-06-30
Manulife Private Credit Fund
filed 2026-08-13
CIK 1988280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
12b-2
of the Exchange Act). Yes ☐ No ☒
As of June 30, 2026, there was no established public market for the Registrant’s common shares of beneficial interest (“Common Shares”). The number of the Registrant’s Common Shares, $0.01 par value per share, outstanding as of August 1
3
, 2026, was 8,256,380.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements (Unaudited)
Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Non-controlled/Non-affiliated
Senior loans (A)(B) 238.6% (Cost $405,674,693)				$403,155,736
Consumer discretionary 52.9%				89,336,915

Distributors 8.8%
All Glass & Window Holdings, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 4.750%) (C)	8.374	03-26-31	1,280,449	1,280,449
All Glass & Window Holdings, Inc., Revolver (C)	—	03-26-31	769,231	769,231
All Glass & Window Holdings, Inc., Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.403	03-26-31	3,597,707	3,597,707
Eastern Communications Solutions, Inc., Incremental Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.732	12-30-30	3,423,296	3,399,333
Eastern Communications Solutions, Inc., Revolver (C)	—	12-30-30	1,031,519	1,024,298
Eastern Communications Solutions, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.732	12-30-30	4,789,156	4,755,632
Diversified consumer services 28.8%
Capital Construction LLC, 3rd Amendment Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.592	10-22-26	408,527	391,777
Capital Construction LLC, Add-On Delayed Draw Term Loan (1, 3 and 6 month CME Term SOFR + 5.750%) (D)	9.566	10-22-26	492,083	471,907
Capital Construction LLC, Add-On Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.470	10-22-26	321,653	308,466
Capital Construction LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.470	10-22-26	1,116,765	1,070,978
Capital Construction LLC, Delayed Draw Term Loan A (3 month CME Term SOFR + 5.750%) (D)	9.592	10-22-26	216,155	207,292
Capital Construction LLC, Revolver (1 month CME Term SOFR + 5.750%) (C)	9.592	10-22-26	508,039	487,209
Capital Construction LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.470	10-22-26	823,855	790,077
GarageCo Intermediate II LLC, Delayed Draw Term Loan (C)	—	08-02-32	2,289,562	2,268,956
GarageCo Intermediate II LLC, Revolver (C)	—	08-02-32	686,869	680,687
GarageCo Intermediate II LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	7.914	08-02-32	1,556,902	1,542,890
Impact Climate Technologies LLC, Add-On Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.791	04-04-30	350,362	342,303
Impact Climate Technologies LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%)	9.475	04-04-30	711,718	695,349
Impact Climate Technologies LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.813	04-04-30	2,010,605	1,964,361
Leap Service Partners LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.937	03-15-29	1,728,288	1,728,288
Leap Service Partners LLC, Delayed Draw Term Loan B (3 month CME Term SOFR + 5.250%) (D)	8.922	03-15-29	2,003,752	2,003,752
Leap Service Partners LLC, Delayed Draw Term Loan C (3 month CME Term SOFR + 5.250%) (C)	8.961	03-15-29	3,515,770	3,515,770
Leap Service Partners LLC, Revolver (1 month CME Term SOFR + 5.250%) (C)	—	03-15-29	588,235	588,235
Leap Service Partners LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.925	03-15-29	1,609,487	1,609,487
O2B Early Education Holding, Inc., Delayed Draw Term Loan (C)	—	05-29-31	1,361,162	1,350,272
O2B Early Education Holding, Inc., Revolver ( C )	—	05-29-31	680,581	675,136
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Consumer discretionary (continued)
Diversified consumer services (continued)
O2B Early Education Holding, Inc., Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.144	05-29-31	2,021,325	$2,005,154
P.J. Fitzpatrick LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.413	08-01-31	1,416,667	1,416,667
P.J. Fitzpatrick LLC, Revolver (C)	—	08-01-31	1,062,500	1,062,500
P.J. Fitzpatrick LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.414	08-01-31	4,358,729	4,358,729
Perennial Services Group LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.500%) (C)	8.232	12-23-32	3,623,585	3,547,490
Perennial Services Group LLC, Revolver (3 month CME Term SOFR + 4.500%) (C)	8.232	12-23-32	806,223	789,293
Perennial Services Group LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.232	12-23-32	4,959,282	4,855,137
Prestige Backyards LLC, Delayed Draw Term Loan (C)	—	08-07-31	2,090,164	1,979,385
Prestige Backyards LLC, Revolver ( Prime rate + 4.250%) (C)	11.000	08-07-31	1,393,443	1,319,590
Prestige Backyards LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	8.903	08-07-31	4,991,311	4,726,772
Hotels, restaurants and leisure 8.1%
Bandon Fitness, Inc., 4th Amendment Delayed Draw Term Loan (C)	—	07-27-28	1,705,489	1,555,406
Bandon Fitness, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000% and 0.500% PIK)	10.299	07-27-28	541,130	493,510
Bandon Fitness, Inc., Revolver (3 month CME Term SOFR + 6.000% and 0.500% PIK)	10.316	07-27-28	115,276	105,132
Bandon Fitness, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.813	07-27-28	1,448,130	1,320,694
Founders Table Holdings LLC, Delayed Draw Term Loan (C)	—	06-12-31	156,661	155,094
Founders Table Holdings LLC, Revolver (C)	—	06-12-31	156,661	153,527
Founders Table Holdings LLC, Term Loan (1 month CME Term SOFR + 6.250%) (D)	9.894	06-12-31	1,406,421	1,378,293
Rocket Holdco Intermediate II LLC, Revolver (C)	—	06-17-31	801,887	800,283
Rocket Holdco Intermediate II LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.232	06-17-31	3,429,509	3,422,650
Star Logistics & Hospitality Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)	8.920	06-18-29	1,601,518	1,537,457
Star Logistics & Hospitality Services LLC, Revolver (Prime rate + 4.250 % and 3 month CME Term SOFR + 5.250%) (C)	9.117	06-18-29	535,714	514,286
Star Logistics & Hospitality Services LLC, Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.918	06-18-29	2,310,000	2,217,600
Household durables 2.6%
Simon Pearce LLC, Revolver (C)	—	10-21-30	642,857	642,857
Simon Pearce LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.163	10-21-30	3,799,286	3,799,286
Leisure products 2.3%
4M Capital, Ltd., Revolver (C)	—	06-18-27	528,000	527,472
4M Capital, Ltd., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.732	06-18-27	3,283,933	3,280,649

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Consumer discretionary (continued)
Specialty retail 2.3%
RPC TopCo, Inc., Revolver (C)	—	09-02-31	545,455	$545,455
RPC TopCo, Inc., Term Loan (6 month CME Term SOFR + 4.500%) (D)	8.245	09-02-31	3,306,705	3,306,705
Consumer staples 19.2%				32,415,826

Consumer staples distribution and retail 6.5%
PAK Quality Foods Acquisition LLC, 1st Amendment Delayed Draw Term Loan (C)	—	12-28-29	34,071	34,071
PAK Quality Foods Acquisition LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.504	12-28-29	533,294	533,294
PAK Quality Foods Acquisition LLC, Revolver (1 month CME Term SOFR + 5.750%) (C)	9.504	12-28-29	313,433	313,433
PAK Quality Foods Acquisition LLC, Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.504	12-28-29	2,103,456	2,103,456
TruSource Foods LLC, 1st Amendment Delayed Drawn Term Loan (C)	—	08-01-31	1,109,256	1,059,340
TruSource Foods LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.732	08-01-31	1,276,604	1,219,157
TruSource Foods LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	8.732	08-01-31	641,509	612,642
TruSource Foods LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.732	08-01-31	5,327,661	5,087,916
Food products 12.7%
Foodscience LLC, Delayed Draw Term Loan (3 and 6 month CME Term SOFR + 4.750%) (C)	8.579	11-14-31	2,434,552	2,429,683
Foodscience LLC, Revolver (6 month CME Term SOFR + 4.750%) (C)	8.490	11-14-31	763,889	762,361
Foodscience LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.495	11-14-31	2,257,292	2,252,777
GSF Buyer LLC, Delayed Draw Term Loan (C)	—	04-30-31	1,361,162	1,343,466
GSF Buyer LLC, Revolver (C)	—	04-30-31	680,581	671,733
GSF Buyer LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.413	04-30-31	2,021,325	1,995,048
Hill Country Dairies, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.416	08-01-30	994,355	977,451
Hill Country Dairies, Inc., Revolver (C)	—	08-01-30	725,806	713,468
Hill Country Dairies, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.416	08-01-30	2,638,488	2,593,634
Wheat Holdings LLC, Delayed Draw Term Loan (C)	—	10-15-30	2,742,268	2,706,619
Wheat Holdings LLC, Revolver (C)	—	10-15-30	979,381	966,649
Wheat Holdings LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	7.923	10-15-30	4,092,835	4,039,628
Financials 9.5%				16,099,741

Capital markets 6.2%
Rome Borrower LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.250%) (C)	7.982	01-14-33	1,019,012	1,007,803
Rome Borrower LLC, Revolver (C)	—	01-14-33	344,313	340,525

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Financials (continued)
Capital markets (continued)
Rome Borrower LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	7.982	01-14-33	1,273,765	$1,259,754
Steward Partners Global Advisory LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.000%) (D)	8.644	10-13-28	916,808	910,390
Steward Partners Global Advisory LLC, Delayed Draw Term Loan C (1 month CME Term SOFR + 5.000%) (C)	8.508	10-13-28	5,143,741	5,107,734
Steward Partners Global Advisory LLC, Revolver (C)	—	10-13-28	955,881	949,190
Steward Partners Global Advisory LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	8.644	10-13-28	900,081	893,780
Insurance 3.3%
Stellar Buyer LLC, 1st Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.732	11-12-30	389,803	382,007
Stellar Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	8.732	11-12-30	1,630,058	1,597,457
Stellar Buyer LLC, Revolver (C)	—	11-12-30	819,536	803,146
Stellar Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.732	11-12-30	2,906,076	2,847,955
Health care 50.8%				85,909,322

Health care equipment and supplies 6.5%
CPC/Cirtec Holdings, Inc., Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.732	01-30-29	1,573,910	1,562,892
CPC/Cirtec Holdings, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.732	01-30-29	2,109,586	2,094,819
LTC Consulting Services LLC, Revolver (C)	—	05-01-31	454,545	454,545
LTC Consulting Services LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.182	05-01-31	6,838,636	6,838,636
Health care providers and services 44.3%
ARC Health Operating Company LLC, Delayed Draw Term Loan (1 and 3 month CME Term SOFR + 5.000%) (C)	8.234	10-10-30	3,253,206	3,214,167
ARC Health Operating Company LLC, Revolver (C)	—	10-10-30	768,142	758,925
ARC Health Operating Company LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.644	10-10-30	3,781,411	3,736,034
CRH Healthcare Purchaser, Inc., Delayed Draw Term Loan (C)	—	09-17-31	489,979	484,100
CRH Healthcare Purchaser, Inc., Revolver (C)	—	09-17-31	195,992	193,640
CRH Healthcare Purchaser, Inc., Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.994	09-17-31	2,139,740	2,114,063
In Vitro Sciences LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 6.000%)	9.758	02-28-29	688,160	658,569
In Vitro Sciences LLC, Revolver (3 month CME Term SOFR + 6.000%) (C)	9.925	02-28-29	177,778	170,133
In Vitro Sciences LLC, Term Loan (1 month CME Term SOFR + 6.000%) (D)	9.758	02-28-29	2,578,889	2,467,997
Innovate 32 Services LLC, Delayed Draw Term Loan (C)	—	10-29-31	2,000,000	1,985,000
Innovate 32 Services LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.356	10-29-31	2,000,000	1,970,000
Midwest Eye Services LLC, Delayed Draw Term Loan A (3 month CME Term SOFR + 4.500%) (D)	8.382	08-21-28	1,221,413	1,221,413

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
Midwest Eye Services LLC, Delayed Draw Term Loan B (3 month CME Term SOFR + 4.500%) (C)	8.382	08-21-28	2,806,322	$2,806,322
Midwest Eye Services LLC, Revolver (C)	—	08-21-28	704,931	704,931
Midwest Eye Services LLC, Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.382	08-21-28	725,543	725,543
NE Ortho Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)(D)	8.734	12-13-30	8,852,650	8,728,713
NE Ortho Management Services LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	8.744	12-13-30	553,291	545,545
OIS Management Services LLC, 3rd Amendment Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%)	8.482	11-16-28	428,131	428,131
OIS Management Services LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	11-16-28	2,315,287	2,315,287
OIS Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	11-16-28	542,371	542,371
OIS Management Services LLC, Revolver (C)	—	11-16-28	167,626	167,626
OIS Management Services LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	11-16-28	1,405,546	1,405,546
Pediatric Home Respiratory Services LLC, Add-On Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.285	12-23-30	3,496,578	3,486,088
Pediatric Home Respiratory Services LLC, Delayed Draw Term Loan (C)	—	12-23-30	900,000	897,300
Pediatric Home Respiratory Services LLC, Revolver (3 month CME Term SOFR + 5.500%) (C)	9.285	12-23-30	500,000	498,500
Pediatric Home Respiratory Services LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.285	12-23-30	4,542,500	4,528,873
Redwood MSO LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.482	12-20-29	782,344	762,786
Redwood MSO LLC, Revolver (3 month CME Term SOFR + 5.750%) (C)	9.482	12-20-29	337,079	328,652
Redwood MSO LLC, Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.482	12-20-29	4,803,258	4,683,177
Refocus Management Services LLC, 2nd Amendment Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.711	02-14-29	2,252,861	2,250,608
Refocus Management Services LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.689	02-14-29	1,039,189	1,038,150
Refocus Management Services LLC, Revolver (C)	—	02-14-29	210,526	210,316
Refocus Management Services LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.732	02-14-29	2,675,263	2,672,588
SGA Dental Partners Sub Holdings LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.664	06-13-31	2,630,636	2,578,023
The Smilist DSO LLC, 2024-1 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.732	04-04-29	687,933	687,933
The Smilist DSO LLC, 2024-2 Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.732	04-04-29	552,476	546,951
The Smilist DSO LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (C)(D)	8.982	04-04-29	1,993,141	1,993,141
The Smilist DSO LLC, Revolver (1 month CME Term SOFR + 6.000%) (C)	9.644	04-04-29	140,351	140,351

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Health care (continued)
Health care providers and services (continued)
The Smilist DSO LLC, Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.732	04-04-29	2,544,561	$2,544,561
VPD Management, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.750%) (C)	9.463	11-02-27	3,007,679	3,001,664
VPD Management, Inc., Revolver (Prime rate + 4.750% and 3 month CME Term SOFR + 5.750%) (C)	10.066	11-02-27	228,571	228,114
VPD Management, Inc., Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.482	11-02-27	730,000	728,540
Wildcats Purchaser LLC, 2nd Amendment Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.416	05-08-31	317,898	314,719
Wildcats Purchaser LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.482	05-08-31	937,158	927,786
Wildcats Purchaser LLC, Delayed Draw Term Loan B (C)	—	05-08-31	266,286	263,624
Wildcats Purchaser LLC, Revolver (C)	—	05-08-31	312,735	309,607
Wildcats Purchaser LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	05-08-31	2,012,447	1,992,322
Industrials 82.7%				139,664,397

Air freight and logistics 2.6%
PNB Holdings III LLC, Delayed Draw Term Loan (C)	—	09-17-30	1,227,273	1,227,273
PNB Holdings III LLC, Revolver (C)	—	09-17-30	818,182	818,182
PNB Holdings III LLC, Term Loan (6 month CME Term SOFR + 4.500%) (D)	8.098	09-17-30	2,411,591	2,411,591
Building products 7.6%
DAWGS Intermediate Holding Company, Revolver (3 month CME Term SOFR + 4.250%) (C)	7.967	03-28-31	378,558	377,801
DAWGS Intermediate Holding Company, Term Loan (3 month CME Term SOFR + 4.250%) (D)	7.982	03-28-31	1,525,212	1,522,162
Integrated Openings Solutions LLC, 4th Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.692	11-20-29	272,393	268,307
Integrated Openings Solutions LLC, 5th Amendment Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.692	11-20-29	358,399	353,023
Integrated Openings Solutions LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.692	11-20-29	4,088,427	4,027,101
Integrated Openings Solutions LLC, Revolver (1 and 3 month CME Term SOFR + 5.000%) (C)	8.682	11-20-29	379,121	373,434
Vybond Buyer LLC, Delayed Draw Term Loan (C)	—	02-03-32	1,051,402	1,040,888
Vybond Buyer LLC, Revolver (C)	—	02-03-32	788,551	780,666
Vybond Buyer LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	02-03-32	4,118,446	4,077,262
Commercial services and supplies 23.4%
Air Buyer, Inc., Revolver (3 month CME Term SOFR + 5.500%) (C)	9.160	07-23-30	341,761	282,978
Air Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.166	07-23-30	3,357,827	2,780,281
American Combustion Industries, Inc., Delayed Draw Term Loan A (1 month CME Term SOFR + 5.250%) (D)	8.994	08-31-28	800,107	794,506
American Combustion Industries, Inc., Delayed Draw Term Loan B (1 month CME Term SOFR + 5.350%) (C)	8.994	08-31-28	956,524	949,829

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
American Combustion Industries, Inc., Revolver (1 month CME Term SOFR + 5.250%) (C)	8.994	08-31-28	359,168	$356,654
American Combustion Industries, Inc., Term Loan (1 month CME Term SOFR + 5.250%) (D)	8.994	08-31-28	2,327,480	2,311,188
BCTS Parent LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.382	12-26-31	968,167	958,486
BCTS Parent LLC, Incremental Delayed Draw Term Loan (1 month CME Term SOFR + 4.750%) (D)	8.394	12-26-31	2,873,598	2,844,862
BCTS Parent LLC, Revolver (C)	—	12-26-31	354,484	350,939
BCTS Parent LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.416	12-26-31	1,382,489	1,368,664
Beary Landscaping LLC, 3rd Amendment Term Loan A (1 month CME Term SOFR + 5.250%) (D)	8.625	12-21-29	666,629	658,629
Beary Landscaping LLC, 4th Amendment Term Loan A (1 month CME Term SOFR + 5.250%) (D)	8.614	12-21-29	371,910	367,447
Beary Landscaping LLC, Delayed Draw Term Loan (1 month CME Term SOFR + 5.250%) (D)	8.625	12-21-29	417,254	412,246
Beary Landscaping LLC, Revolver (1 month CME Term SOFR + 5.250%) (C)	8.622	12-21-29	422,535	417,465
Beary Landscaping LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	8.894	12-21-29	2,101,056	2,075,844
Diverzify Intermediate LLC, PIK B Note (12.000% PIK) (D)	12.000	04-30-30	557,641	55,764
Diverzify Intermediate LLC, Revolver (C)	—	04-30-29	33,938	32,309
Diverzify Intermediate LLC, Roll Up Priority Term Loan (10.000% PIK) (D)	10.000	04-30-29	135,414	135,414
Diverzify Intermediate LLC, Term Loan (11.816% PIK) (D)	11.816	04-30-29	1,657,229	1,577,682
Identiti Resources LLC, Revolver (C)	—	11-01-29	385,195	385,195
Identiti Resources LLC, Term Loan (1 month CME Term SOFR + 5.000%) (D)	8.644	11-01-29	4,452,950	4,452,950
Renovation Systems LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.000%) (D)	10.232	07-24-28	1,085,657	968,406
Renovation Systems LLC, Add-On Delayed Draw Term Loan D (3 month CME Term SOFR + 4.000% and 2.500% PIK) (C)	10.137	07-24-28	272,439	243,015
Renovation Systems LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.000% and 2.500% PIK) (D)	10.232	07-24-28	247,920	221,144
Renovation Systems LLC, Revolver ( Prime rate + 3.000%) (C)	9.750	07-24-28	125,263	111,734
Renovation Systems LLC, Term Loan (3 month CME Term SOFR + 4.000% and 2.500% PIK) (D)	10.232	07-24-28	3,705,956	3,305,714
Security Services Acquisition Sub Corp., 11th Amendment Term Loan A (1 month CME Term SOFR + 5.750%) (D)	9.494	09-30-27	1,477,374	1,468,510
Security Services Acquisition Sub Corp., 12th Amendment Term Loan A (1 month CME Term SOFR + 5.750%) (D)	9.494	09-30-27	412,875	410,398
Security Services Acquisition Sub Corp., 7th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.494	09-30-27	153,264	152,345
Security Services Acquisition Sub Corp., 8th Amendment Delayed Draw Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.494	09-30-27	1,005,700	999,666
Security Services Acquisition Sub Corp., Term Loan (1 month CME Term SOFR + 5.750%) (D)	9.494	09-30-27	593,334	589,774
StartKleen Legacy Holdings LLC, Delayed Draw Term Loan (C)	—	03-14-31	1,282,051	1,282,051

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Commercial services and supplies (continued)
StartKleen Legacy Holdings LLC, Revolver (1 month CME Term SOFR + 4.500%) (C)	8.133	03-14-31	1,025,641	$1,025,641
StartKleen Legacy Holdings LLC, Term Loan (1 month CME Term SOFR + 4.500%) (D)	8.152	03-14-31	3,165,064	3,165,064
XpressMyself.com LLC, Incremental Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.515	09-07-28	582,387	582,387
XpressMyself.com LLC, Revolver (C)	—	09-07-28	233,050	232,118
XpressMyself.com LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.261	09-07-28	1,301,000	1,295,796
Construction and engineering 1.9%
Magic Valley Electric LLC, Delayed Draw Term Loan (C)	—	04-07-31	1,526,252	1,512,515
Magic Valley Electric LLC, Revolver (C)	—	04-07-31	305,250	302,503
Magic Valley Electric LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.418	04-07-31	1,356,456	1,344,248
Machinery 8.1%
Lindstrom LLC, Revolver (6 month CME Term SOFR + 5.500%) (C)	—	12-30-32	1,209,767	1,200,089
Lindstrom LLC, Term Loan (6 month CME Term SOFR + 5.500%) (D)	9.346	12-30-32	8,175,683	8,110,279
Rapid Buyer LLC, Delayed Draw Term Loan (C)	—	10-15-30	1,295,585	1,295,585
Rapid Buyer LLC, Revolver (C)	—	10-15-30	647,793	647,793
Rapid Buyer LLC, Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.442	10-15-30	2,360,038	2,360,038
Professional services 21.5%
CPS Holdco, Inc., Delayed Draw Term Loan A (3 month CME Term SOFR + 4.750%) (D)	8.406	03-28-31	1,356,173	1,343,968
CPS Holdco, Inc., Delayed Draw Term Loan B (3 month CME Term SOFR + 4.750%) (C)	8.432	03-28-31	1,497,481	1,484,003
CPS Holdco, Inc., Revolver (C)	—	03-28-31	705,128	698,782
CPS Holdco, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	03-28-31	2,630,168	2,606,497
Galloway & Company LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.250%) (C)	7.982	05-05-31	1,970,228	1,970,228
Galloway & Company LLC, Revolver (C)	—	05-05-31	656,743	656,743
Galloway & Company LLC, Term Loan (3 month CME Term SOFR + 4.250%) (D)	7.982	05-05-31	4,291,156	4,291,156
Health Management Associates, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 5.250%) (D)	8.942	03-30-29	218,820	216,632
Health Management Associates, Inc., Revolver (C)	—	03-30-29	124,004	122,764
Health Management Associates, Inc., Term Loan (1 month CME Term SOFR + 5.250%) (D)	8.942	03-30-29	1,692,990	1,676,060
HMN Acquirer Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 4.500%) (C)	8.232	11-05-31	1,041,667	1,041,667
HMN Acquirer Corp., Revolver (C)	—	11-05-31	625,000	625,000
HMN Acquirer Corp., Term Loan (3 month CME Term SOFR + 4.500%) (D)	8.232	11-05-31	2,790,833	2,790,833
Purple Cow Buyer LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 5.000%) (C)	8.699	11-05-30	1,040,699	1,028,210

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Professional services (continued)
Purple Cow Buyer LLC, Revolver (3 month CME Term SOFR + 5.000%) (C)	8.648	11-05-30	277,835	$274,501
Purple Cow Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.648	11-05-30	1,642,005	1,622,301
ToxStrategies LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.482	11-12-31	1,704,982	1,704,982
ToxStrategies LLC, Revolver (C)	—	11-12-31	798,319	798,319
ToxStrategies LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	11-12-31	6,956,041	6,956,041
WeLocalize, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (D)	9.082	05-31-27	504,789	499,741
WeLocalize, Inc., Incremental Term Loan (1 month CME Term SOFR + 5.250%) (D)	8.994	05-31-27	1,988,849	1,968,960
WeLocalize, Inc., Revolver (1 and 6 month CME Term SOFR + 5.250%) (C)	8.985	05-31-27	421,597	417,381
WeLocalize, Inc., Term Loan (1 month CME Term SOFR + 5.250%) (D)	9.082	05-31-27	1,513,393	1,498,259
Trading companies and distributors 17.6%
BLP Buyer, Inc., Add-On Term Loan (1 month CME Term SOFR + 6.250%) (D)	9.894	12-24-29	903,266	888,814
BLP Buyer, Inc., Delayed Draw Term Loan (1 month CME Term SOFR + 6.250%) (D)	9.894	12-24-29	285,242	280,678
BLP Buyer, Inc., Revolver (1 and 6 month CME Term SOFR + 6.250%) (C)	9.894	12-24-29	290,323	285,677
BLP Buyer, Inc., Term Loan (1 month CME Term SOFR + 6.250%) (D)	9.894	12-24-29	2,370,968	2,333,032
Genuine Cable Group LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	8.994	05-03-27	2,109,257	2,100,820
Krayden Holdings, Inc., Add-On Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	03-01-29	860,358	856,056
Krayden Holdings, Inc., Delayed Draw Term Loan A (3 month CME Term SOFR + 4.750%) (D)	8.482	03-01-29	256,107	254,826
Krayden Holdings, Inc., Delayed Draw Term Loan B (3 month CME Term SOFR + 4.750%) (D)	8.482	03-01-29	256,107	254,826
Krayden Holdings, Inc., Delayed Draw Term Loan C (3 month CME Term SOFR + 4.750%) (C)	8.482	03-01-29	873,219	868,853
Krayden Holdings, Inc., Revolver (3 month CME Term SOFR + 4.750%) (C)	8.534	03-01-29	574,269	571,397
Krayden Holdings, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	03-01-29	1,343,641	1,336,922
M&D Midco, Inc., 1st Amendment Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.816	08-31-28	820,668	796,868
M&D Midco, Inc., 3rd Amendment Delayed Draw Term Loan (C)	—	08-31-28	1,026,393	996,628
M&D Midco, Inc., 3rd Amendment Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.816	08-31-28	1,432,246	1,390,711
M&D Midco, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.816	08-31-28	487,510	473,372
M&D Midco, Inc., Revolver (3 month CME Term SOFR + 6.000%) (C)	9.795	08-31-28	763,871	741,719

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Industrials (continued)
Trading companies and distributors (continued)
M&D Midco, Inc., Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.816	08-31-28	1,380,090	$1,340,068
SurfacePrep Buyer LLC, Delayed Draw Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.462	02-04-30	540,572	537,328
SurfacePrep Buyer LLC, Incremental Delayed Draw Term Loan (3 and 6 month CME Term SOFR + 4.750%) (C)(D)	8.450	02-04-30	814,959	810,069
SurfacePrep Buyer LLC, Revolver (6 month CME Term SOFR + 4.750%) (C)	8.369	02-04-30	547,945	544,658
SurfacePrep Buyer LLC, Term Loan (6 month CME Term SOFR + 4.750%) (D)	8.369	02-04-30	2,846,027	2,828,951
WWEC Holdings III Corp., Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.982	10-03-28	331,079	331,079
WWEC Holdings III Corp., Incremental Delayed Draw Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.982	10-03-28	145,642	145,642
WWEC Holdings III Corp., Revolver (C)	—	10-03-28	434,020	434,020
WWEC Holdings III Corp., Term Loan (3 month CME Term SOFR + 5.250%) (D)	8.982	10-03-28	1,516,510	1,516,510
Xenon Arc, Inc., 2024-1 Term Loan (3 month CME Term SOFR + 5.750%) (D)	9.522	12-20-28	3,920,000	3,849,440
Xenon Arc, Inc., 2025-1 Term Loan (3 month CME Term SOFR + 6.000%) (D)	9.832	12-20-28	2,982,250	2,928,570
Information technology 15.9%				26,843,836

IT services 10.0%
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan A (3 month CME Term SOFR + 5.000%) (D)	8.732	12-31-30	1,004,237	984,153
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan B (3 month CME Term SOFR + 5.000%)	8.708	12-31-30	1,009,004	988,824
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan C (3 month CME Term SOFR + 5.000%)	8.661	12-31-30	287,770	282,014
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan D (3 month CME Term SOFR + 5.000%) (C)	8.661	12-31-30	287,770	282,014
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan E (C)	—	12-31-30	287,770	282,014
AC Blackpoint Acquisition, Inc., Revolver (C)	—	12-31-30	508,475	498,305
AC Blackpoint Acquisition, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.732	12-31-30	3,255,508	3,190,398
AIDC IntermediateCo LLC, Term Loan (1 month CME Term SOFR + 5.500%) (D)	9.144	07-22-27	2,109,422	2,096,766
Hy-Tek Opco LLC, Revolver (1 month CME Term SOFR + 5.500%) (C)	9.144	09-19-28	851,942	840,014
Hy-Tek Opco LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.232	09-19-28	4,481,425	4,418,685
Jetson Buyer, Inc., Revolver ( Prime rate + 4.500%) (C)	11.250	04-09-30	443,656	443,656
Jetson Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.232	04-09-30	2,565,217	2,565,217
Software 5.9%
Chime Holdco LLC, Revolver (C)	—	10-11-32	496,966	485,039
Chime Holdco LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	10-11-32	4,213,650	4,112,522

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Rate (%)	Maturity date	Par value^	Value
Information technology (continued)
Software (continued)
QM Buyer, Inc., Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.482	12-06-30	1,222,222	$1,206,333
QM Buyer, Inc., Revolver (C)	—	12-06-30	611,111	603,167
QM Buyer, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	12-06-30	3,611,667	3,564,715
Materials 7.6%				12,885,699

Chemicals 7.6%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.482	03-02-29	2,330,129	2,327,799
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.446	03-02-29	710,532	709,822
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	362,616
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.482	03-02-29	1,051,542	1,050,491
Seawolf Buyer LLC, Delayed Draw Term Loan (C)	—	08-08-31	1,041,667	1,039,583
Seawolf Buyer LLC, Revolver (C)	—	08-08-31	1,041,667	1,039,583
Seawolf Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.648	08-08-31	6,368,542	6,355,805

	Shares/Units	Value
Equity (A) 0.7%		$1,214,948
(Cost $1,091,815)
Consumer discretionary 0.3%		553,636

Diversified consumer services 0.2%
P.J. Fitzpatrick LLC	2,833	390,051
Hotels, restaurants and leisure 0.1%
Rocket Group Holdings LLC, Class A Units (E)	120,283	163,585
Consumer staples 0.1%		102,515

Food products 0.1%
GSF Group Holdings LP, Class A-2 Units (E)	136	102,515
Financials 0.0%		68,400

Insurance 0.0%
Stellar Parent LLC, Class A Units (E)	100	68,400
Industrials 0.1%		197,102

Machinery 0.1%
Rapid Aggregator LLC (E)	138	118,333
Professional services 0.0%
CPS Investors LP, Class A Units (E)	962	78,769
Information technology 0.2%		293,295

IT services 0.2%
AC BlackPoint Holdings LLC, Class A-1 Units (E)	205	293,295

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
6-30-26
(Unaudited)

	Yield (%)		Shares	Value
Short-term investments 8.8%				$14,939,511
(Cost $14,939,511)
Short-term funds 8.8%				14,939,511

Dreyfus Government Cash Management Fund, Institutional Class	3.5200	(F)	14,939,511	14,939,511
Total investments (Cost $421,706,019) 248.1%				$419,310,195
Less unfunded loan commitments (53.2%)				(89,958,006)
Net investments (Cost $331,748,013) 194.9%				$329,352,189
Other assets and liabilities, net (94.9%)				(160,374,012)
Total net assets 100.0%				$168,978,177
The percentage shown for each investment category is the total value of the category as a percentage of the net assets of the Fund.
^All par values are denominated in U.S. dollars unless otherwise indicated.
Security Abbreviations and Legend

CME	CME Group Published Rates
PIK	Pay-in-Kind Security - Represents a payment-in-kind which may pay interest in additional par and/or cash. Rates shown are the current rate and most recent payment rate.
SOFR	Secured Overnight Financing Rate
(A)	Securities are valued using significant unobservable inputs and are classified as Level 3 in the fair value hierarchy. Refer to Note 2 to the consolidated financial statements.
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

(D)	All or a portion of this security is pledged as collateral pursuant to the JPM Funding Facility.
(E)	Non-income producing security.
(F)	The rate shown is the annualized seven-day yield as of 6-30-26.
At
6-30-26,
the aggregate cost of investments for federal income tax purposes was $331,395,248. Net unrealized depreciation aggregated to $2,043,059, of which $1,760,477 related to gross unrealized appreciation and $3,803,536 related to gross unrealized depreciation.

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

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Schedule of Investments
12-31-25

	Rate (%)	Maturity date	Par value^	Value
Information technology (continued)
IT services (continued)
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan D (C)	—	12-31-30	287,770	$285,612
AC Blackpoint Acquisition, Inc., Delayed Draw Term Loan E (C)	—	12-31-30	287,770	285,612
AC Blackpoint Acquisition, Inc., Revolver (C)	—	12-31-30	508,475	504,661
AC Blackpoint Acquisition, Inc., Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	12-31-30	3,272,034	3,247,494
AIDC IntermediateCo LLC, Term Loan (1 month CME Term SOFR + 5.250%) (D)	8.966	07-22-27	2,120,352	2,120,352
Hy-Tek Opco LLC, Revolver (C)	—	09-19-28	851,942	845,552
Hy-Tek Opco LLC, Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.172	09-19-28	4,504,002	4,470,222
Jetson Buyer, Inc., Revolver (C)	—	04-09-30	443,656	443,656
Jetson Buyer, Inc., Term Loan (3 month CME Term SOFR + 5.500%) (D)	9.172	04-09-30	2,578,305	2,578,305
Software 8.0%
Alta Buyer LLC, Add-On Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	12-21-27	1,937,855	1,937,855
Alta Buyer LLC, Incremental Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	12-21-27	145,285	145,285
Alta Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.672	12-21-27	1,400,646	1,400,646
Chime Holdco LLC, Revolver (C)	—	10-11-32	496,966	493,239
Chime Holdco LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	10-11-32	4,224,210	4,192,529
QM Buyer, Inc., Delayed Draw Term Loan (C)	—	12-06-30	1,222,222	1,219,167
QM Buyer, Inc., Revolver (C)	—	12-06-30	611,111	609,583
QM Buyer, Inc., Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	12-06-30	3,630,000	3,620,925
Materials 7.5%				12,789,520

Chemicals 7.5%
Chemtron Supply LLC, Add-On Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (C)	8.422	03-02-29	2,331,880	2,314,391
Chemtron Supply LLC, Delayed Draw Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.455	03-02-29	714,162	708,806
Chemtron Supply LLC, Revolver (C)	—	03-02-29	362,979	360,257
Chemtron Supply LLC, Term Loan (3 month CME Term SOFR + 4.750%) (D)	8.422	03-02-29	1,057,296	1,049,366
Seawolf Buyer LLC, Delayed Draw Term Loan (C)	—	08-08-31	1,041,667	1,026,042
Seawolf Buyer LLC, Revolver (C)	—	08-08-31	1,041,667	1,026,042
Seawolf Buyer LLC, Term Loan (3 month CME Term SOFR + 5.000%) (D)	8.865	08-08-31	6,400,625	6,304,616

			Shares/ Units	Value
Equity (A) 0.6%				$1,126,259
(Cost $1,091,815)
Consumer discretionary 0.3%				462,448

Diversified consumer services 0.2%
P.J. Fitzpatrick LLC			2,833	314,500

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
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Assets and Liabilities

	June 30, 2026 ( Unaudited )	December 31, 2025
Assets
Investments – Non-controlled/non-affiliated, at value (Cost $331,748,013 and $314,145,189, at June 30, 2026 and December 31, 2025, respectively)	$329,352,189	$314,170,238
Cash	1,247,138	1,700,266
Receivable for investments sold	43,612	41,774
Interest and dividends receivable	1,463,208	1,652,900
Receivable from affiliates	—	35,750
Deferred financing cost	2,044,545	2,339,166
Other assets	785	—

Total assets	334,151,477	319,940,094

Liabilities
Credit facility payable	158,400,000	141,500,000
Distributions payable	3,205,705	4,190,113
Interest and credit facility expenses payable	2,298,151	1,878,941
Payables to affiliates:
Management fees payable	42,219	—
Incentive fees payable	770,755	1,241,793
Accounting and legal services fees	14,694	14,045
Other liabilities and accrued expenses	441,776	345,115

Total liabilities	165,173,300	149,170,007

Net assets	$168,978,177	$170,770,087
Net assets consist of
Paid-in capital	171,341,640	171,341,640
Total distributable earnings (loss)	(2,363,463)	(571,553)

Net assets	$168,978,177	$170,770,087
Net asset value per share Based on net assets and shares outstanding - the Fund has an unlimited number of shares authorized with par value of $0.01 per share.
Class NAV:
Net assets	$168,978,177	$170,770,087
Shares outstanding	8,256,380	8,256,380
Per share	$20.47	$20.68
See Notes to Consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Operations (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest	$7,440,804	$5,151,337	$14,815,640	$9,416,599
Dividends	110,364	194,391	211,147	324,327
Other income	77,586	44,389	124,016	67,074

Total investment income	7,628,754	5,390,117	15,150,803	9,808,000

Expenses
Management fee	541,763	470,160	1,067,147	845,967
Incentive fees	585,224	402,599	1,117,938	825,475
Accounting and legal services fees	12,365	11,349	26,760	23,307
Interest and credit facility expenses	2,463,055	1,297,116	4,767,986	2,332,519
Investment servicing fees	25,316	17,220	43,646	36,396
Trustee fees	38,172	23,357	63,275	46,595
Professional fees	257,141	143,064	413,088	272,370
Custody and accounting fees	75,194	63,721	142,402	130,601
Transfer Agent	41,500	35,479	73,054	82,417
Printing and postage	31,940	20,247	51,891	28,945
Other expenses	80,526	37,951	129,231	51,643

Total expenses	4,152,196	2,522,263	7,896,418	4,676,235
Less expense reductions	(320,135)	(241,277)	(472,840)	(466,823)

Net expenses	3,832,061	2,280,986	7,423,578	4,209,412

Net investment income	3,796,693	3,109,131	7,727,225	5,598,588

Realized and unrealized gain (loss)
Net realized gain (loss) on non-controlled/non-affiliated investments	94,767	40,758	160,583	55,073

Change in net unrealized appreciation (depreciation) of non-controlled/non-affiliated investments	(1,300,460)	(872,419)	(2,420,873)	(490,407)

Net realized and unrealized gain (loss)	(1,205,693)	(831,661)	(2,260,290)	(435,334)

Increase (decrease) in net assets from operations	$2,591,000	$2,277,470	$5,466,935	$5,163,254
See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Changes in Net Assets (Unaudited)

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase (decrease) in net assets
From operations
Net investment income (loss)	$3,796,693	$3,109,131	$7,727,225	$5,598,588
Net realized gain (loss)	94,767	40,758	160,583	55,073
Change in net unrealized appreciation (depreciation)	(1,300,460)	(872,419)	(2,420,873)	(490,407)

Increase (decrease) in net assets resulting from operations	2,591,000	2,277,470	5,466,935	5,163,254

Distributions to common shareholders
From earnings
Class NAV	(3,205,705)	(3,082,107)	(7,258,845)	(5,411,043)
Increase (decrease) from share transactions
Fund shares issued
Class NAV	—	45,000,000	—	60,000,000

Total increase (decrease)	(614,705)	44,195,363	(1,791,910)	59,752,211

Net assets
Beginning of period	169,592,882	127,026,312	170,770,087	111,469,464

End of period	$168,978,177	$171,221,675	$168,978,177	$171,221,675

Share activity
Class NAV shares outstanding
Beginning of period	8,256,380	6,076,649	8,256,380	5,360,173
Shares issued	—	2,179,731	—	2,896,207

End of period	8,256,380	8,256,380	8,256,380	8,256,380

See Notes to consolidated financial statements

Manulife Private Credit Fund
Consolidated Statements of Cash Flows (Unaudited)

	For the six months ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net increase (decrease) in net assets from operations	$5,466,935	$5,163,254
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities
Long-term investments purchased	(36,089,430)	(61,595,570)
Long-term investments sold	17,886,392	8,314,063
Net purchases and sales of short-term investments	1,463,638	(1,955,092)
Net amortization of premium (discount)	(702,841)	(497,616)
Amortization of deferred financing cost	297,121	229,848
(Increase) decrease in assets:
Receivable for investments sold	(1,838)	(5,169)
Interest and dividends receivable	189,692	(407,422)
Receivable from affiliates	35,750	23,495
Other assets	(785)	(250)
Increase (decrease) in liabilities:
Payable to affiliates	(428,170)	268,265
Interest and credit facility expenses payable	419,210	(9,640)
Other liabilities and accrued expenses	96,661	(146,707)
Net change in unrealized (appreciation) depreciation of:
N on-controlled/non-affiliated investments	2,420,873	490,407
Net realized (gain) loss on:
N on-controlled/non-affiliated investments	(160,583)	(55,073)

Net cash provided by (used in) operating activities	($9,107,375)	($50,183,207)

Cash flows from financing activities
Cash distributions to shareholders	($8,243,253)	($5,508,751)
Due to custodian	—	20,736
Borrowings under the credit facility	22,400,000	41,000,000
Repayments under the credit facility	(5,500,000)	(45,100,000)
Financing cost paid	(2,500)	(982,618)
Proceeds from Fund shares issued	—	60,000,000

Net cash provided by (used in) financing activities	$8,654,247	$49,429,367

Net increase (decrease) in cash	($453,128)	($753,840)
Cash at beginning of period	1,700,266	753,840

Cash at end of period	$1,247,138	$—

Supplemental disclosure of cash flow information:
Distributions declared for the period	$7,258,845	$5,411,043
Interest paid for the period	($3,729,821)	($1,660,978)
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
At special meetings held on April 15, 2026 and April 23, 2026, the Board of the Fund, including all of the Trustees that are not “interested persons” of the Fund (as defined in the 1940 Act), considered and approved the Agreement and Plan of Merger by and among the Fund, John Hancock Comvest Private Income Fund (JHCPIF), John Hancock Comvest Merger Sub, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of JHCPIF (Merger Sub), the Advisor and Comvest Credit Managers, LLC, a Delaware limited liability company and investment adviser to JHCPIF (the Merger Agreement). The Merger Agreement was entered into on June 22, 2026. Under the Merger Agreement and the transactions contemplated thereby, subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers as defined below, Merger Sub will merge with and into the Fund (the First Merger), with the Fund continuing as the surviving company (the Surviving Company). Immediately after the effectiveness of the First Merger, the Surviving Company will merge with and into JHCPIF (the Second Merger and, together with the First Merger, the Mergers), with JHCPIF continuing as the surviving company. The closing of the Mergers is contingent upon (a) approval of the holders of Shares of the Fund, (b) approval of JHCPIF’s shareholders and (c) satisfaction or waiver of certain other closing conditions.
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
filing. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year, any other interim period or future year or period.
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
The following is a summary of the values by input classification of the Fund’s investments as of June 30, 2026 and December 31, 2025, by major security category or type:

	Total value at 6-30-26	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$313,197,730	—	—	$313,197,730
Equity	1,214,948	—	—	1,214,948
Short-term investments	14,939,511	$14,939,511	—	—

Total investments in securities	$329,352,189	$14,939,511	—	$314,412,678

	Total value at 12-31-25	Level 1 quoted price	Level 2 Significant observable inputs	Level 3 Significant unobservable inputs
Investments in securities:
Assets
Senior loans (less unfunded loan commitments)	$296,640,830	—	—	$296,640,830
Equity	1,126,259	—	—	1,126,259
Short-term investments	16,403,149	$16,403,149	—	—

Total investments in securities	$314,170,238	$16,403,149	—	$297,767,089

The Fund holds liabilities for which the carrying amount approximates the fair value for
financial statement purposes. As of June 30, 2026 and December 31, 2025, the liability for the Fund’s Credit facility payable on the Consolidated Statements of
Assets and Liabilities is categorized as Level 2 within the disclosure hierarchy.
The following is a reconciliation of Level 3 assets for which significant unobservable inputs were used to determine fair value. There were no transfers into or out of Level 3 during the six months ended June 30, 2026 and year ended December 31, 2025.

Investments in securities	Senior loans	Equity	Total
Beginning balance as of December 31, 2025	$296,640,830	$1,126,259	$297,767,089
Purchases and drawdowns	36,089,430	—	36,089,430
Sales and paydowns	(17,886,392)	—	(17,886,392)
Net amortization of (premium) discount	702,841	—	702,841
Realized gain (loss)	160,583	—	160,583
Change in unrealized appreciation (depreciation)	(2,509,562)	88,689	(2,420,873)

Ending balance as of June 30, 2026	$313,197,730	$1,214,948	$314,412,678

Change in unrealized appreciation (depreciation) at period end*	$(2,408,550)	$88,689	$(2,319,861)

Investments in securities	Senior loans	Equity	Total
Beginning balance as of December 31, 2024	$152,865,434	$377,668	$153,243,102
Purchases and drawdowns	162,110,600	710,017	162,820,617
Sales and paydowns	(18,819,511)	—	(18,819,511)
Net amortization of (premium) discount	1,007,814	—	1,007,814
Realized gain (loss)	87,232	—	87,232
Change in unrealized appreciation (depreciation)	(610,739)	38,574	(572,165)

Ending balance as of December 31, 2025	$296,640,830	$1,126,259	$297,767,089

Change in unrealized appreciation (depreciation) at period end*	($581,488)	$38,574	($542,914)

*	Change in unrealized appreciation (depreciation) attributable to Level 3 securities held at the period end.

The valuation techniques and significant unobservable inputs used in the fair value measurement of the Fund’s Level 3 securities are outlined in the tables below as of June 30, 2026 and as of December 31, 2025.

	Fair Value at 6-30-26	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$306,582,619	Discounted cash flow	Discount rate	7.79% - 19.50%	10.04%
Senior Loans	6,559,347	Recent transaction	Transaction price	$95.20 -$99.25	$98.54
Senior Loans	55,764	Market comparable	EV / LTM EBITDA multiple	9.50X	9.50X

	$313,197,730
Equity	$1,214,948	Market comparable	EV / LTM EBITDA multiple	9.00X -13.00X	11.16X

	$314,412,678

	Fair Value at 12-31-25	Valuation Technique	Significant Unobservable Inputs	Input Range	Input Weighted Average*
Senior Loans	$283,152,514	Discounted cash flow	Discount rate	7.68% - 16.25%	9.31%
Senior Loans	13,488,316	Recent transaction	Transaction price	$98.50 - $99.00	$98.82

	$296,640,830
Equity	$1,126,259	Market comparable	EV /LTM EBITDA multiple	8.50X - 13.25X	11.34X

	$297,767,089

*
A weighted average is an average in which each input in the grouping is assigned a weighting before summing to a single average value.
The
weighting of the input is determined based on a security’s fair value as a percentage of the
total fair value.

A change to unobservable inputs of the Fund’s Level 3 securities as of June 30, 2026 and December 31, 2025 could have resulted in changes to the fair value measurement, as follows:

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

Investments.
The Fund invests primarily in the debt of private middle-market U.S. companies with a focus on directly originated first and second lien loans (including delayed draw term loans and revolving credit facilities). The Fund’s investments (excluding unfunded loan commitments) consisted of the following:

	June 30, 2026		% of Investments at Fair Value	December 31, 2025
	Amortized Cost	Fair Value		Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$315,716,687	$313,197,730	95.1%	$296,650,225	$296,640,830	94.4%
Equity	1,091,815	1,214,948	0.4%	1,091,815	1,126,259	0.4%
Other Securities	14,939,511	14,939,511	4.5%	16,403,149	16,403,149	5.2%

Total Investments	$331,748,013	$329,352,189	100%	$314,145,189	$314,170,238	100%

The sector and industry composition of investments at fair value as a percentage of net assets as of June 30, 2026 and December 31, 2025, was as follows:

Sector Composition	as of 6-30-26 (% of net assets)	as of 12-31-25 (% of net assets)
Industrials	82.8	85.5
Consumer discretionary	53.2	52.1
Health care	50.8	45.8
Consumer staples	19.3	19.3
Information technology	16.1	18.1
Financials	9.5	7.9
Materials	7.6	7.5
Short-term investments and other (less unfunded loan commitments)	(139.3)	(136.2)
	100	100
Percentages include unfunded loan commitments.

Industry Composition as of 6-30-26 (% of net assets)
Health care providers and services	44.3
Diversified consumer services	29.0
Commercial services and supplies	23.4
Professional services	21.5
Trading companies and distributors	17.6
Food products	12.8
IT services	10.2
Distributors	8.8
Hotels, restaurants and leisure	8.2
Machinery	8.2
Chemicals	7.6
Building products	7.6
Consumer staples distribution and retail	6.5
Health care equipment and supplies	6.5
Capital markets	6.2
Software	5.9
Insurance	3.3
Air freight and logistics	2.6
Household durables	2.6
Specialty retail	2.3
Leisure products	2.3
Construction and engineering	1.9
Short-term investments and other (less unfunded loan commitments)	(139.3)
100

Percentages include unfunded loan commitments.

Industry Composition as of 12-31-25 (% of net assets)
Health care providers and services	39.3
Diversified consumer services	29.0
Commercial services and supplies	25.0
Professional services	21.3
Trading companies and distributors	19.3
Food products	12.7
IT services	10.1
Distributors	8.8
Software	8.0
Machinery	8.0
Building products	7.5
Chemicals	7.5
Hotels, restaurants and leisure	7.1
Consumer staples distribution and retail	6.6
Health care equipment and supplies	6.5
Capital markets	4.6
Insurance	3.3
Air freight and logistics	2.6
Household durables	2.6
Specialty retail	2.4
Leisure products	2.2
Construction and engineering	1.8
Short-term investments and other (less unfunded loan commitments)	(136.2)
100

Percentages include unfunded loan commitments.
As of June 30, 2026 and December 31, 2025, 100% of investments held were based in the United States.
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

As of June 30, 2026 and December 31, 2025, the Fund had the following unfunded commitments outstanding:

	June 30, 2026			December 31, 2025
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)	Principal on Delayed Draw Term Loan	Principal on Revolver	Unrealized Appreciation (Depreciation)
4M Capital, Ltd.	—	$528,000	$1,676	—	$528,000	$3,328
AC Blackpoint Acquisition, Inc.	$523,741	508,475	(13,296)	$1,203,988	508,475	(953)
Air Buyer, Inc.	—	112,500	(17,996)	—	112,500	(2,434)
All Glass & Window Holdings, Inc.	641,026	769,231	13,013	1,282,051	769,231	3,185
American Combustion Industries, Inc.	689,603	59,861	(1,063)	857,214	59,861	(18,955)
ARC Health Operating Company LLC	2,267,556	768,142	(9,582)	2,513,362	768,142	(3,742)
Bandon Fitness, Inc.	1,705,489	—	(141,271)	1,725,959	—	(106,344)
BCTS Parent LLC	—	354,484	662	3,311,498	354,484	25,387
Beacon Behavioral Holdings LLC	—	—	—	4,073,082	114,512	6,674
Beary Landscaping LLC	—	92,958	396	—	228,169	3,869
BLP Buyer, Inc.	—	30,145	(118)	—	68,855	(249)
Capital Construction LLC	—	362,885	(14,058)	—	508,039	(4,527)
Chemtron Supply LLC	1,983,585	362,979	13,043	1,983,585	362,979	490
Chime Holdco LLC	—	496,966	(7,468)	—	496,966	1,083
CPS Holdco, Inc.	1,315,064	705,128	(1,874)	1,315,064	705,128	(2,239)
CRH Healthcare Purchaser, Inc.	489,979	195,992	(4,386)	489,979	195,992	(943)
DAWGS Intermediate Holding Company	—	328,589	1,978	—	317,989	2,005
Diverzify Intermediate LLC	—	33,938	(1,629)	1,371,429	—	(35,846)
Eastern Communications Solutions, Inc.	—	1,031,519	4,495	—	1,031,519	5,245
Foodscience LLC	1,634,722	672,222	12,741	1,634,722	672,222	(9,950)
Founders Table Holdings LLC	156,661	156,661	(49)	—	—	—
Galloway & Company LLC	1,313,485	656,743	16,087	1,970,228	656,743	17,036
GarageCo Intermediate II LLC	2,289,562	686,869	(10,833)	2,289,562	686,869	2,456
GSF Buyer LLC	1,361,162	680,581	(9,708)	1,361,162	680,581	3,042
Health Management Associates, Inc.	—	124,004	408	—	124,004	1,941
Hill Country Dairies, Inc.	870,968	725,806	(14,066)	870,968	725,806	(21,210)

HMN Acquirer Corp.	760,417	625,000	11,554	1,041,667	625,000	6,097
Hy-Tek Opco LLC	—	638,956	(5,211)	—	851,942	(303)
Identiti Resources LLC	—	385,195	3,032	—	335,120	(299)
Impact Climate Technologies LLC	—	—	—	626,312	—	(9,394)
In Vitro Sciences LLC	—	106,667	(3,678)	—	71,111	(4,116)
Innovate 32 Services LLC	2,000,000	—	(52)	—	—	—
Integrated Openings Solutions LLC	—	227,473	(919)	—	265,385	(71)
Jetson Buyer, Inc.	—	372,671	2,366	—	443,656	3,178
Krayden Holdings, Inc.	605,127	330,779	530	605,127	388,206	(680)
Leap Service Partners LLC	329,418	588,235	7,122	1,294,141	588,235	13,106
Lindstrom LLC	—	1,209,767	7,273	—	766,387	(9)
LTC Consulting Services LLC	—	454,545	3,684	—	454,545	1,795
M&D Midco, Inc.	1,026,393	210,663	(31,540)	1,045,311	348,160	(14,527)
Magic Valley Electric LLC	1,526,252	305,250	5,488	1,526,252	305,250	5,956
Midwest Eye Services LLC	2,012,039	704,931	11,371	2,216,430	704,931	17,207
NE Ortho Management Services LLC	6,362,840	442,633	(62,162)	—	—	—
O2B Early Education Holding, Inc.	1,361,162	680,581	(5,142)	1,361,162	680,581	7,245
OIS Management Services LLC	—	167,626	225	519,146	167,626	6,465
P.J. Fitzpatrick LLC	602,083	1,062,500	17,459	1,416,667	1,062,500	32
PAK Quality Foods Acquisition LLC	34,071	179,104	2,804	—	89,552	1,228
Pediatric Home Respiratory Services LLC	900,000	400,000	(727)	900,000	500,000	408
Perennial Services Group LLC	1,859,689	564,356	(36,910)	3,628,006	712,164	(95)
PNB Holdings III LLC	1,227,273	818,182	15,104	1,227,273	818,182	11,741
Prestige Backyards LLC	2,090,164	1,309,836	(136,581)	2,090,164	1,309,836	5,102
Purple Cow Buyer LLC	748,071	218,100	(1,029)	910,604	218,100	8,076
QM Buyer, Inc.	779,167	611,111	(6,927)	1,222,222	611,111	10,525
Rapid Buyer LLC	1,295,585	647,793	14,392	1,295,585	647,793	(32,726)
Redwood MSO LLC	—	278,777	(3,007)	264,405	236,588	(1,587)
Refocus Management Services LLC	—	210,526	2,815	1,308,165	147,368	9,792
Renovation Systems LLC	102,203	50,105	(15,372)	102,203	—	(2,460)
Rocket Holdco Intermediate II LLC	—	801,887	6,717	—	801,887	3,126

Rome Borrower LLC	764,259	344,313	(5,438)	—	—	—
RPC TopCo, Inc.	—	545,455	6,068	—	545,455	1,193
Seawolf Buyer LLC	1,041,667	1,041,667	15,845	1,041,667	1,041,667	(9,341)
Simon Pearce LLC	—	642,857	5,902	—	642,857	142
Star Logistics & Hospitality Services LLC	1,232,143	80,357	(44,461)	1,232,143	321,429	(119,141)
StartKleen Legacy Holdings LLC	1,282,051	769,231	13,967	1,282,051	1,025,641	6,651
Stellar Buyer LLC	764,901	819,536	(18,570)	764,901	819,536	2,812
Steward Partners Global Advisory LLC	139,140	955,881	415	4,506,577	955,881	(39,679)
SurfacePrep Buyer LLC	117,018	479,452	2,751	199,136	479,452	7,568
The Smilist DSO LLC	197,051	48,583	1,293	331,422	140,351	(159)
ToxStrategies LLC	570,228	798,319	9,583	570,228	798,319	305
TruSource Foods LLC	1,109,256	336,792	(45,811)	1,109,256	304,717	(518)
VPD Management, Inc.	741,658	70,501	604	1,527,165	4,571	(861)
Vybond Buyer LLC	1,051,402	788,551	(2,644)	1,051,402	788,551	3,391
WeLocalize, Inc.	—	42,160	(422)	—	134,911	(674)
Wheat Holdings LLC	2,742,268	979,381	(28,216)	2,742,268	979,381	(14,630)
Wildcats Purchaser LLC	569,639	312,735	(2,778)	815,455	312,735	(3,166)
WWEC Holdings III Corp.	—	434,020	4,109	824,818	434,020	11,270
XpressMyself.com LLC	—	233,050	2,801	—	233,050	3,401

Total	$55,187,238	$34,770,768	($465,221)	$70,853,184	$34,790,806	($238,275)

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

The expense reductions described above amounted to $320,135 and $472,840 for the three and six months ended June 30, 2026, respectively.
The expense reductions described above amounted to $241,277 and $466,823 for the three and six months ended June 30, 2025, respectively.
Expenses waived or reimbursed in the current fiscal period are not subject to recapture in future fiscal periods.
The management fee, including the impact of the waivers and reimbursements as described above, incurred for the three and six months ended June 30, 2026, was equivalent to a net annual effective rate of 0.51% and 0.69%, respectively, of the Fund’s average monthly net assets.
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
For the three and six months ended June 30, 2026, the incentive fee amounted to $585,224 and $1,117,938, respectively. As of June 30, 2026 and December 31, 2025, $770,755 and $1,241,793 remained payable, respectively.
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
These accounting and legal services fees incurred for the three and six months ended June 30, 2026 amounted to an annual rate of 0.03% of the Fund’s average monthly net assets.
These accounting and legal services fees incurred for the three and six months ended June 30, 2025 amounted to an annual rate of 0.03% of the Fund’s average monthly net assets.
Trustee expenses.
The Fund compensates each Trustee who is not an employee of the Advisor or its affiliates.
Co-investment.
Pursuant to an Exemptive Order issued by the SEC, the Fund is permitted to negotiate certain investments with entities with which it would be restricted from doing so under the 1940 Act, such as the Advisor and its affiliates. The Fund is permitted to co-invest
with affiliates if certain conditions are met. For example, the Advisor makes an independent determination of the appropriateness of the investment for the Fund. Also, a “required majority” (as defined in the 1940 Act) of the Fund’s independent Trustees make certain conclusions in connection with a co-investment
transaction as set forth in the Exemptive Order, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Fund and shareholders and do not involve overreaching by the Fund or shareholders on the part of any person concerned and (2) the transaction is consistent with the interests of shareholders and is consistent with the Fund’s investment objective and strategies. The Fund’s participation in co-investment
transactions is subject to policies and procedures adopted by the Advisor and Subadvisor designed to ensure compliance with the conditions of the Exemptive Order, including investment allocation and approval requirements.
During the three and six months ended June 30, 2026, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $9,910,575 and $22,089,020, including unfunded commitments of $2,647,617 and $10,561,663, respectively.
During the three and six months ended June 30, 2025, commitments entered into by the Fund pursuant to the Exemptive Order amounted to $46,655,917 and $82,232,191, including unfunded commitments of $20,441,672 and $34,435,432, respectively.

Note 5 – Borrowings
On July 26, 2023, the Board and the Fund’s sole shareholder approved the application of the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act to the Fund and such election became effective the following day. As a result of this approval, the Fund’s applicable minimum asset coverage ratio under the 1940 Act was decreased to 150% from 200% and the Fund is currently allowed to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% after such borrowing (if certain requirements are met). As of June 30, 2026, the asset coverage ratio was 207%.
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
On May 29, 2026, the SPV entered into a Fifth Amendment to the JPM Funding Facility, which permitted the Fund to merge with and into JHCPIF and clarified the definition of change of control therein.
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

As of June 30, 2026 and December 31, 2025, the Fund had outstanding borrowings of $158,400,000 and $141,500,000 at a weighted average interest rate of 5.69% and 5.91%, respectively, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three and six months ended June 30, 2026, the average daily outstanding borrowings for the JPM Funding Facility amounted to $152,249,451 and $147,511,602 and the weighted average interest rate was 5.69% and 5.68%, respectively. During the three and six months ended June 30, 2025, the average daily outstanding borrowings for the JPM Funding Facility amounted to $60,201,099 and $56,476,796 and the weighted average interest rate was 6.58% and 6.56%, respectively.
The Fund recorded the following interest expense, unused commitment fee and other credit facility related fees on the JPM Funding Facility as Interest and credit facility expenses on the Consolidated Statements of Operations during the three and six months ended June 30, 2026 and June 30, 2025:

	Three months ended June 30, 2026	Six months ended June 30, 2026	Three months ended June 30, 2025	Six months ended June 30, 2025
Interest expense	$2,190,213	$4,211,008	$1,001,583	$1,861,563
Unused commitment fee and administration fee	148,255	309,173	176,676	268,287
Other credit facility related fees	—	—	13,622	13,622

	$2,338,468	$4,520,181	$1,191,881	$2,143,472

In connection with the JPM Funding Facility, the SPV pays an upfront fee which is deferred and amortized over the life of the JPM Funding Facility using the straight-line method. During the three and six months ended June 30, 2026, $124,587 and $247,805, respectively, of the upfront fee was expensed and included in Interest and credit facility expenses and $24,846 and $49,317, respectively, of related upfront legal fees was expensed and included in Professional fees and Investment servicing fees on the Consolidated Statements of Operations. During the three and six months ended June 30, 2025, $105,235 and $189,047, respectively, of the upfront fee was expensed and included in Interest and credit facility expenses and $19,493 and $40,802, respectively, of related upfront legal fees was expensed and included in Professional fees and Investment servicing fees on the Consolidated Statements of Operations. At June 30, 2026 and December 31, 2025, $2,044,545 and $2,339,166, respectively, of unamortized upfront fee is included in Deferred financing cost on the Consolidated Statements of Assets and Liabilities.
Note 6 – Shares of beneficial interest
At June 30, 2026, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited and Manulife Private Credit Plus Fund owned 21.0%, 9.0% and 70.0%, respectively, of the Class NAV shares of beneficial interest outstanding.
At December 31, 2025, affiliates of the Fund, Manulife International Limited (Hong Kong), Manufacturers Life Reinsurance Limited
and
Manulife Private Credit Plus Fund owned 21.0%, 9.0% and 70.0%, respectively, of the Class NAV shares of beneficial interest outstanding.
Note 7 – Purchase and sale of securities
Purchases and sales of securities, other than short-term investments, for the six months ended June 30, 2026 and June 30, 2025 was as follows:

Six months ended June 30, 2026		Six months ended June 30, 2025
Purchases	Sales	Purchases	Sales
$36,089,430	$17,886,392	$61,595,570	$8,314,063

Note 8 – Consolidated Financial Highlights

	For the six months ended June 30, 2026 Class NAV		For the six months ended June 30, 2025 Class NAV
Per share operating performance
Net asset value, beginning of period	$20.68		$20.80
Net investment income (1)	0.94		0.85
Net realized and unrealized gain (loss) on investments	(0.27)		(0.15)

Total from investment operations	0.67		0.70
Less distributions to common shareholders
From investment income	(0.88)		(0.76)

Total distributions	(0.88)		(0.76)

Net asset value, end of period	$20.47		$20.74

Total return (%) (2)	3.52	% (3)	3.22	% (3)

Ratios and supplemental data
Net assets, end of period (in millions)	$169		$171
Ratios (as a percentage of average net assets):
Expenses before reductions	9.19	% (4)	6.87	% (4)
Expenses including reductions	8.64	% (4)	6.18	% (4)
Interest and credit facility expenses	5.55	% (4)	3.42	% (4)
Incentive fees	1.30	% (4)	1.21	% (4)
Expenses including reductions (excluding interest and credit facility expenses and incentive fees)	1.79	% (4)	1.54	% (4)
Net investment income	9.00	% (4)	8.22	% (4)
Portfolio turnover	6%		5%
Total debt outstanding end of period (in millions)	$158		$49
Asset coverage per $1,000 of debt, end of period (5)	$2,067		$4,487

(1)	Based on average monthly shares outstanding.
(2)	Total return would have been lower had certain expenses not been reduced during the applicable period.
(3)	Not annualized.
(4)	Annualized.
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

At special meetings held on April 15, 2026 and April 23, 2026, the Board of the Fund, including all of the Trustees that are not “interested persons” of the Fund (as defined in the 1940 Act), considered and approved the Agreement and Plan of Merger by and among the Fund, John Hancock Comvest Private Income Fund (JHCPIF), John Hancock Comvest Merger Sub, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of JHCPIF (Merger Sub), the Advisor and Comvest Credit Managers, LLC, a Delaware limited liability company and investment adviser to JHCPIF (the Merger Agreement). The Merger Agreement was entered into on June 22, 2026. Under the Merger Agreement and the transactions contemplated thereby, subject to the conditions set forth in the Merger Agreement, at the effective time of the Mergers as defined below, Merger Sub would merge with and into the Fund (the First Merger), with the Fund continuing as the surviving company (the Surviving Company). Immediately after the effectiveness of the First Merger, the Surviving Company will merge with and into JHCPIF (the Second Merger and, together with the First Merger, the Mergers), with JHCPIF continuing as the surviving company. The closing of the Mergers is contingent upon (a) approval of the holders of Shares of the Fund, (b) approval of JHCPIF’s shareholders and (c) satisfaction or waiver of certain other closing conditions.

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

Portfolio and Investment Activity

As of June 30, 2026, the Fund had investments, excluding cash equivalents, in 81 portfolio companies across 7 sectors and 22 industries. Based on fair value as of June 30, 2026, 95.1% of the Fund’s fair value was invested in debt bearing a floating interest rate, all of which had an interest rate floor denoted in Secured Overnight Financing Rate (SOFR). The weighted average interest rate floor across the Fund’s portfolio was approximately 1.0% as of June 30, 2026. These floors allow the Fund to mitigate (to a degree) any impact of spread widening on the valuation of the Fund’s investments. As of June 30, 2026, the Fund’s estimated weighted average total yield of investments in debt securities was 8.7%. Weighted average yields are based on interest rates as of June 30, 2026.

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

Our portfolio and investment activity for the six months ended June 30, 2026 and June 30, 2025 is presented below (information presented herein is at amortized cost unless otherwise indicated):

	For the six months ended June 30, 2026	For the six months ended June 30, 2025
Investments:
Total investments, beginning of period	$314,145,189	$165,237,142
Purchase of investments	36,089,430	61,595,570
Proceeds from principal repayments and sales of investments	(17,886,392)	(8,314,063)
Net purchases and sales of short-term investments	(1,463,638)	1,955,092
Amortization of premium/accretion of discount, net	702,841	497,616
Net realized gain (loss) on investments	160,583	55,073

Total investments, end of period	$331,748,013	$221,026,430

Portfolio companies at beginning of period	79	54
Number of new portfolio companies funded	5	13
Number of portfolio companies sold or repaid	(3)	(2)
Portfolio companies at end of period	81	65
Count of investments	275	220
Count of industries	22	22

As of June 30, 2026 and December 31, 2025, our investments, excluding unfunded loan commitments, consisted of the following:

	June 30, 2026			December 31, 2025
	Amortized Cost	Fair Value	% of Investments at Fair Value	Amortized Cost	Fair Value	% of Investments at Fair Value
First-Lien Loans	$315,716,687	$313,197,730	95.1%	$296,650,225	$296,640,830	94.4%
Equity	1,091,815	1,214,948	0.4%	1,091,815	1,126,259	0.4%
Other Securities	14,939,511	14,939,511	4.5%	16,403,149	16,403,149	5.2%

Total Investments	$331,748,013	$329,352,189	100%	$314,145,189	$314,170,238	100%

Portfolio Composition	as of 6-30-26 (% of net assets)	as of 12-31-25 (% of net assets)
Senior loans	238.6	235.6
Equity	0.7	0.6
Short-term investments and other (less unfunded loan commitments)	(139.3)	(136.2)
	100	100

Percentages include unfunded loan commitments.

Sector Composition	as of 6-30-26 (% of net assets)	as of 12-31-25 (% of net assets)
Industrials	82.8	85.5
Consumer discretionary	53.2	52.1
Health care	50.8	45.8
Consumer staples	19.3	19.3
Information technology	16.1	18.1
Financials	9.5	7.9
Materials	7.6	7.5
Short-term investments and other (less unfunded loan commitments)	(139.3)	(136.2)
	100	100

Percentages include unfunded loan commitments.

Industry Composition as of 6-30-26 (% of net assets)
Health care providers and services	44.3
Diversified consumer services	29.0
Commercial services and supplies	23.4
Professional services	21.5
Trading companies and distributors	17.6
Food products	12.8
IT services	10.2
Distributors	8.8
Hotels, restaurants and leisure	8.2
Machinery	8.2
Chemicals	7.6
Building products	7.6
Consumer staples distribution and retail	6.5
Health care equipment and supplies	6.5
Capital markets	6.2
Software	5.9
Insurance	3.3
Air freight and logistics	2.6
Household durables	2.6
Specialty retail	2.3
Leisure products	2.3
Construction and engineering	1.9
Short-term investments and other (less unfunded loan commitments)	(139.3)
100

Percentages include unfunded loan commitments.

Industry Composition as of 12-31-25 (% of net assets)
Health care providers and services	39.3
Diversified consumer services	29.0
Commercial services and supplies	25.0
Professional services	21.3
Trading companies and distributors	19.3
Food products	12.7
IT services	10.1
Distributors	8.8
Software	8.0
Machinery	8.0
Building products	7.5
Chemicals	7.5
Hotels, restaurants and leisure	7.1
Consumer staples distribution and retail	6.6
Health care equipment and supplies	6.5
Capital markets	4.6
Insurance	3.3
Air freight and logistics	2.6
Household durables	2.6
Specialty retail	2.4
Leisure products	2.2
Construction and engineering	1.8
Short-term investments and other (less unfunded loan commitments)	(136.2)
100

Percentages include unfunded loan commitments

Top 10 Issuers as of 6-30-26 (% of net assets)
ToxStrategies LLC	5.6
Leap Service Partners LLC	5.6
Pediatric Home Respiratory Services LLC	5.6
Lindstrom LLC	5.5
NE Ortho Management Services LLC	5.5
Perennial Services Group LLC	5.4
Eastern Communications Solutions, Inc.	5.4
Seawolf Buyer LLC	5.0
Prestige Backyards LLC	4.7
TruSource Foods LLC	4.7
Total	53.0

Cash and short-term investments are not included.

Percentages include unfunded loan commitments.

Top 10 Issuers as of 12-31-25 (% of net assets)
Leap Service Partners LLC	5.6
Pediatric Home Respiratory Services LLC	5.5
ToxStrategies LLC	5.5
Eastern Communications Solutions, Inc.	5.5
Perennial Services Group LLC	5.5
Lindstrom LLC	5.4
Prestige Backyards LLC	4.9
Seawolf Buyer LLC	4.9
TruSource Foods LLC	4.8
Steward Partners Global Advisory LLC	4.6
Total	52.2

Cash and cash equivalents are not included.

Percentages include unfunded loan commitments.

As of June 30, 2026 and December 31, 2025, 100% of investments held were based in the United States.

Results of Operations

Our operating results for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Increase (decrease) in net assets from operations	$2,591,000	$2,277,470	$5,466,935	$5,163,254

Net increase (decrease) in net assets from operations can vary from period to period as a result of various factors, including acquisitions, the level of new investment commitments, the recognition of realized gains and losses and changes in unrealized appreciation and depreciation in the investment portfolio.

Our investment income for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Investment income
From non-controlled/non-affiliated investments:
Interest	$7,440,804	$5,151,337	$14,815,640	$9,416,599
Dividends	110,364	194,391	211,147	324,327
Other income	77,586	44,389	124,016	67,074
Total investment income	$7,628,754	$5,390,117	$15,150,803	$9,808,000

For the three and six months ended June 30, 2026 and June 30, 2025, total investment income was driven by the Fund’s deployment of capital and invested balance of investments. The size of the Fund’s investment portfolio at fair value was approximately $329.4 million as of June 30, 2026 and, as of such date, all of the Fund’s debt investments were income-producing.

Interest income on the Fund’s debt investments is dependent on the composition and credit quality of the portfolio. Generally, the Fund expects the portfolio to generate predictable quarterly interest income based on the terms stated in each loan’s credit agreement. As of June 30, 2026, all of the Fund’s debt investments were performing and current on their interest payments.

Our expenses for the three and six months ended June 30, 2026 and June 30, 2025 were as follows:

	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Expenses
Management fee	$541,763	$470,160	$1,067,147	$845,967
Incentive fees	585,224	402,599	1,117,938	825,475
Accounting and legal services fees	12,365	11,349	26,760	23,307
Interest and credit facility expenses	2,463,055	1,297,116	4,767,986	2,332,519
Investment servicing fees	25,316	17,220	43,646	36,396
Trustee fees	38,172	23,357	63,275	46,595
Professional fees	257,141	143,064	413,088	272,370
Custody and accounting fees	75,194	63,721	142,402	130,601
Transfer Agent	41,500	35,479	73,054	82,417
Printing and postage	31,940	20,247	51,891	28,945
Other expenses	80,526	37,951	129,231	51,643
Total expenses	4,152,196	2,522,263	7,896,418	4,676,235
Less expense reductions	(320,135)	(241,277)	(472,840)	(466,823)
Net expenses	3,832,061	2,280,986	7,423,578	4,209,412

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

For the three and six months ended June 30, 2026 and June 30, 2025, the Fund did not incur any excise tax.

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

Equity

For the six months ended June 30, 2026, there were no closings held of our continuous Private Offering. For the six months ended June 30, 2025, we held three closings of our continuous Private Offering. As a result, the total Class NAV shares issued, and proceeds received related to such closings were as follows:

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

On May 29, 2026, the SPV entered into a Fifth Amendment to the JPM Funding Facility, which permitted the Fund to merge with and into JHCPIF and clarified the definition of change of control therein.

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

As of June 30, 2026 and December 31, 2025, the Fund had outstanding borrowings of $158,400,000 and $141,500,000 at a weighted average interest rate of 5.69% and 5.91%, respectively, which is reflected in the Credit facility payable on the Consolidated Statements of Assets and Liabilities. During the three and six months ended June 30, 2026, the average daily outstanding borrowings for the JPM Funding Facility amounted to $152,249,451 and $147,511,602 and the weighted average interest rate was 5.69% and 5.68%, respectively. During the three and six months ended June 30, 2025, the average daily outstanding borrowings for the JPM Funding Facility amounted to $60,201,099 and $56,476,796 and the weighted average interest rate was 6.58% and 6.56%, respectively.

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

As of June 30, 2026 and December 31, 2025, the Fund had the following unfunded commitments outstanding:

	June 30, 2026		December 31, 2025
Unfunded Term Loan	Principal on Delayed Draw Term Loan	Principal on Revolver	Principal on Delayed Draw Term Loan	Principal on Revolver
4M Capital, Ltd.	—	$528,000	—	$528,000
AC Blackpoint Acquisition, Inc.	$523,741	508,475	$1,203,988	508,475
Air Buyer, Inc.	—	112,500	—	112,500
All Glass & Window Holdings, Inc.	641,026	769,231	1,282,051	769,231
American Combustion Industries, Inc.	689,603	59,861	857,214	59,861
ARC Health Operating Company LLC	2,267,556	768,142	2,513,362	768,142
Bandon Fitness, Inc.	1,705,489	—	1,725,959	—
BCTS Parent LLC	—	354,484	3,311,498	354,484
Beacon Behavioral Holdings LLC	—	—	4,073,082	114,512
Beary Landscaping LLC	—	92,958	—	228,169
BLP Buyer, Inc.	—	30,145	—	68,855
Capital Construction LLC	—	362,885	—	508,039
Chemtron Supply LLC	1,983,585	362,979	1,983,585	362,979
Chime Holdco LLC	—	496,966	—	496,966
CPS Holdco, Inc.	1,315,064	705,128	1,315,064	705,128
CRH Healthcare Purchaser, Inc.	489,979	195,992	489,979	195,992
DAWGS Intermediate Holding Company	—	328,589	—	317,989
Diverzify Intermediate LLC	—	33,938	1,371,429	—
Eastern Communications Solutions, Inc.	—	1,031,519	—	1,031,519
Foodscience LLC	1,634,722	672,222	1,634,722	672,222
Founders Table Holdings LLC	156,661	156,661	—	—
Galloway & Company LLC	1,313,485	656,743	1,970,228	656,743
GarageCo Intermediate II LLC	2,289,562	686,869	2,289,562	686,869
GSF Buyer LLC	1,361,162	680,581	1,361,162	680,581
Health Management Associates, Inc.	—	124,004	—	124,004
Hill Country Dairies, Inc.	870,968	725,806	870,968	725,806
HMN Acquirer Corp.	760,417	625,000	1,041,667	625,000
Hy-Tek Opco LLC	—	638,956	—	851,942
Identiti Resources LLC	—	385,195	—	335,120
Impact Climate Technologies LLC	—	—	626,312	—
In Vitro Sciences LLC	—	106,667	—	71,111
Innovate 32 Services LLC	2,000,000	—	—	—
Integrated Openings Solutions LLC	—	227,473	—	265,385
Jetson Buyer, Inc.	—	372,671	—	443,656
Krayden Holdings, Inc.	605,127	330,779	605,127	388,206
Leap Service Partners LLC	329,418	588,235	1,294,141	588,235

Lindstrom LLC	—	1,209,767	—	766,387
LTC Consulting Services LLC	—	454,545	—	454,545
M&D Midco, Inc.	1,026,393	210,663	1,045,311	348,160
Magic Valley Electric LLC	1,526,252	305,250	1,526,252	305,250
Midwest Eye Services LLC	2,012,039	704,931	2,216,430	704,931
NE Ortho Management Services LLC	6,362,840	442,633	—	—
O2B Early Education Holding, Inc.	1,361,162	680,581	1,361,162	680,581
OIS Management Services LLC	—	167,626	519,146	167,626
P.J. Fitzpatrick LLC	602,083	1,062,500	1,416,667	1,062,500
PAK Quality Foods Acquisition LLC	34,071	179,104	—	89,552
Pediatric Home Respiratory Services LLC	900,000	400,000	900,000	500,000
Perennial Services Group LLC	1,859,689	564,356	3,628,006	712,164
PNB Holdings III LLC	1,227,273	818,182	1,227,273	818,182
Prestige Backyards LLC	2,090,164	1,309,836	2,090,164	1,309,836
Purple Cow Buyer LLC	748,071	218,100	910,604	218,100
QM Buyer, Inc.	779,167	611,111	1,222,222	611,111
Rapid Buyer LLC	1,295,585	647,793	1,295,585	647,793
Redwood MSO LLC	—	278,777	264,405	236,588
Refocus Management Services LLC	—	210,526	1,308,165	147,368
Renovation Systems LLC	102,203	50,105	102,203	—
Rocket Holdco Intermediate II LLC	—	801,887	—	801,887
Rome Borrower LLC	764,259	344,313	—	—
RPC TopCo, Inc.	—	545,455	—	545,455
Seawolf Buyer LLC	1,041,667	1,041,667	1,041,667	1,041,667
Simon Pearce LLC	—	642,857	—	642,857
Star Logistics & Hospitality Services LLC	1,232,143	80,357	1,232,143	321,429
StartKleen Legacy Holdings LLC	1,282,051	769,231	1,282,051	1,025,641
Stellar Buyer LLC	764,901	819,536	764,901	819,536
Steward Partners Global Advisory LLC	139,140	955,881	4,506,577	955,881
SurfacePrep Buyer LLC	117,018	479,452	199,136	479,452
The Smilist DSO LLC	197,051	48,583	331,422	140,351
ToxStrategies LLC	570,228	798,319	570,228	798,319
TruSource Foods LLC	1,109,256	336,792	1,109,256	304,717
VPD Management, Inc.	741,658	70,501	1,527,165	4,571
Vybond Buyer LLC	1,051,402	788,551	1,051,402	788,551
WeLocalize, Inc.	—	42,160	—	134,911
Wheat Holdings LLC	2,742,268	979,381	2,742,268	979,381
Wildcats Purchaser LLC	569,639	312,735	815,455	312,735
WWEC Holdings III Corp.	—	434,020	824,818	434,020
XpressMyself.com LLC	—	233,050	—	233,050

Total	$55,187,238	$34,770,768	$70,853,184	$34,790,806

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

The following table summarizes the distributions declared on our common shares for the six months ended June 30, 2026 and June 30, 2025:

Date Declared	Record Date	Payment Date	Dividend Per Share
June 30, 2026
June 29, 2026	June 26, 2026	July 22, 2026	$0.3883
March 30, 2026	March 27, 2026	April 22, 2026	$0.4909
June 30, 2025
June 27, 2025	June 26, 2025	July 22, 2025	$0.3733
March 28, 2025	March 27, 2025	April 22, 2025	$0.3833

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

As of June 30, 2026 and December 31, 2025, no Common Shares were issued pursuant to the DRP.

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

As of June 30, 2026, approximately $319.6 million (principal amount) of our debt portfolio investments (funded positions) bore interest at variable rates, which are generally SOFR-based (or based on an equivalent applicable currency rate), and many of which are subject to certain floors.

Based on our June 30, 2026 Consolidated Statements of Assets and Liabilities, the following table shows the annual impact on net income of hypothetical base rate changes in interest rates on our debt investments and borrowings (considering interest rate floors for variable rate instruments) assuming no changes in our investment and borrowing structure:

	Interest income	Interest expense	Net income
Up 300 basis points	$9,588,569	$(4,752,000)	$4,836,569
Up 200 basis points	$6,392,379	$(3,168,000)	$3,224,379
Up 100 basis points	$3,196,190	$(1,584,000)	$1,612,190
Down 100 basis points	$(3,196,190)	$1,584,000	$(1,612,190)

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Based upon their evaluation of the Fund’s disclosure controls and procedures as of June 30, 2026 (the end of the period covered by this report), the Fund’s principal executive officer and principal financial officer have concluded that those disclosure controls and procedures were effective as of June 30, 2026 and provided reasonable assurance that the material information required to be disclosed by the Fund on this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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
10b5-1
trading arrangement.

ITEM 6. Exhibits.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Agreement and Plan of Merger, by and among John Hancock Comvest Private Income Fund, John Hancock Comvest Merger Sub, LLC, Manulife Private Credit Fund, Comvest Credit Managers, LLC, and Manulife Investment Management Private Markets (US) LLC, dated as of June 22, 2026(1)

3.1	Certificate of Trust(2)

3.2	Certificate of Amendment to Certificate of Trust(2)

3.3	Amended and Restated Agreement and Declaration of Trust(3)

3.4	Amended and Restated Bylaws*

10.1	Fifth Amendment to Loan and Security Agreement dated May 29, 2026 among Manulife Private Credit Fund SPV, LLC, as borrower, Manulife Private Credit Fund, as the parent and as portfolio manager, the lenders party thereto, The Bank of New York Mellon Trust Company, National Association, as collateral agent, collateral administrator and securities intermediary, and JPMorgan Chase Bank, National Association, as administrative agent*

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
(1)	Incorporated by reference to the Fund’s Current Report on Form 8-K filed by the Fund on June 23, 2026 (File No.814-01664).
(2)	Incorporated by reference to the Fund’s Form 10-12G filed by the Fund on August 4, 2023 (File No. 000-56578).
(3)	Incorporated by reference to Amendment No. 1 to the Fund’s Form 10-12G filed by the Fund on September 19, 2023 (File No. 000-56578).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Manulife Private Credit Fund

Date: August 13, 2026	By:	/s/ Ian Roke
Name: Ian Roke
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Heidi Knapp
Name: Heidi Knapp
Title: Chief Financial Officer (Principal Financial Officer)